Form 10-Q
period 2018-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2018-05-04
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, 104,055,102 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018
Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

SPECTRUM PHARMACEUTICALS, INC. ®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ® , EVOMELA®, and ROLONTIS® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its affiliates. QAPZOLA™, REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals’ logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$183,513	$227,323
Marketable securities	48,403	248
Accounts receivable, net of allowance for doubtful accounts of $71 and $71, respectively	33,375	32,260
Other receivables	2,906	2,133
Inventories	5,028	5,715
Prepaid expenses and other assets	3,803	10,067
Total current assets	277,028	277,746
Property and equipment, net of accumulated depreciation	593	589
Intangible assets, net of accumulated amortization	130,319	137,159
Goodwill	18,227	18,162
Other assets	18,106	53,783
Total assets	$444,273	$487,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$50,927	$58,117
Accrued payroll and benefits	3,401	9,261
Deferred revenue	—	3,872
FOLOTYN development liability	275	275
Convertible senior notes	38,819	38,224
Total current liabilities	93,422	109,749
FOLOTYN development liability, less current portion	12,008	12,111
Deferred revenue, less current portion	—	315
Acquisition-related contingent obligations	6,563	6,272
Deferred tax liabilities	1,447	1,438
Other long-term liabilities	6,539	6,215
Total liabilities	119,979	136,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 103,935,398 and 100,742,735 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	103	100
Additional paid-in capital	820,701	837,347
Accumulated other comprehensive (loss) income	(819)	15,999
Accumulated deficit	(495,691)	(502,107)
Total stockholders’ equity	324,294	351,339
Total liabilities and stockholders’ equity	$444,273	$487,439

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product sales, net	$28,111	$25,845
License fees and service revenue	2,384	3,256
Total revenues	$30,495	$29,101
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	6,813	8,135
Cost of service revenue	—	2,103
Selling, general and administrative	24,104	19,104
Research and development	17,895	14,779
Amortization of intangible assets	6,947	6,889
Total operating costs and expenses	55,759	51,010
Loss from operations	(25,264)	(21,909)
Other income (expense):
Interest expense, net	(230)	(2,052)
Change in fair value of contingent consideration related to acquisitions	(291)	(197)
Other income, net	9,972	410
Total other income (expense)	9,451	(1,839)
Loss before income taxes	(15,813)	(23,748)
(Provision) benefit for income taxes	(3)	201
Net loss	$(15,816)	$(23,547)
Net loss per share:
Basic and diluted	$(0.16)	$(0.30)
Weighted average shares outstanding:
Basic and diluted	100,809,853	78,523,023
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(15,816)	$(23,547)
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities, net of income tax of $960 for the three months ended March 31, 2017	—	1,807
Cumulative effect of ASU 2016-01 adoption on January 1, 2018 for unrealized gains on equity securities, net of income tax; recorded as a reclassification to "accumulated deficit" (see Note 3(a))	(17,211)	—
Foreign currency translation adjustments	393	152
Other comprehensive (loss) income	(16,818)	1,959
Total comprehensive loss	$(32,634)	$(21,588)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(15,816)	$(23,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,995	6,982
Stock-based compensation	4,478	3,720
Accretion of debt discount on 2018 Convertible Notes, recorded to interest expense (Note 13)	533	1,381
Amortization of deferred financing costs on 2018 Convertible Notes, recorded to interest expense (Note 13)	61	166
Unrealized gains from transactions denominated in foreign currency	(8)	(11)
Change in cash surrender value of corporate-owned life insurance policy	—	(104)
Deferred tax liabilities	9	74
Income tax recognition on unrealized gain for available-for-sale securities	—	(960)
Unrealized gains on marketable securities (Note 3(a))	(10,196)	—
Change in fair value of contingent consideration related to the Talon and EVOMELA acquisitions (Note 9)	291	197
Changes in operating assets and liabilities:
Accounts receivable, net	(583)	310
Other receivables	(762)	(190)
Inventories	657	(1,204)
Prepaid expenses	2,134	204
Other assets	(1,693)	1,316
Accounts payable and other accrued obligations	(7,207)	(4,269)
Accrued payroll and benefits	(5,860)	(3,807)
FOLOTYN development liability	(103)	(359)
Deferred revenue	—	(296)
Other long-term liabilities	325	270
Net cash used in operating activities	(26,745)	(20,127)
Cash Flows From Investing Activities:
Proceeds from redemption of corporate-owned life insurance policy	4,130	—
Redemption of mutual funds	(1)	(1)
Purchases of property and equipment	(52)	(136)
Net cash provided by (used in) investing activities	4,077	(137)
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options	1,920	85
Proceeds from employees, for our remittance to tax authorities, related to employee vesting of restricted stock and stock option exercises	4,645	—
Payments to tax authorities related to employee surrender of vested restricted stock and stock option exercises	(27,686)	(873)
Net cash used in financing activities	(21,121)	(788)
Effect of exchange rates on cash and equivalents	(21)	26
Net decrease in cash and cash equivalents	(43,810)	(21,026)
Cash and cash equivalents—beginning of period	227,323	158,222
Cash and cash equivalents—end of period	$183,513	$137,196
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and a field sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: non-Hodgkin’s lymphoma (“NHL”), advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma (“MM”).
We also have three drugs in mid-to-late stage development (in Phase 2 or Phase 3 clinical trials):

•	Poziotinib, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer.

•	ROLONTIS (formerly referred to as SPI-2012 or LAPS-G-CSF) for chemotherapy-induced neutropenia; and

•	QAPZOLA (formerly referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer (“NMIBC”).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three months ended March 31, 2018 and 2017, respectively, is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2018 and 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the United States Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2017 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 7, 2018.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for Spectrum Pharma Canada (“SPC”), as discussed below). All inter-company accounts and transactions among these legal entities have been eliminated in consolidation.
Variable Interest Entity
We own fifty-percent of SPC, a legal entity organized in Quebec, Canada in January 2008. Some of our clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP). We fund all of SPC’s operating costs, and since we assume all risks and rewards for this entity, we meet the criteria as being its “primary beneficiary.” Accordingly,

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three months ended March 31, 2018 and 2017, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the ex-U.S. territory) are held in the United States.
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
Our accounting policies and estimates that most significantly impact the presented amounts within our Condensed Consolidated Financial Statements are further described below:
(i) Revenue Recognition
Impact of the New Revenue Recognition Standard: ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for us on January 1, 2018. Our disclosure within the below sections to this footnote reflects our updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606; this resulted in the recognition of an aggregate $4.7 million, net of tax, decrease to our January 1, 2018 “accumulated deficit” on our accompanying Condensed Consolidated Balance Sheets for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition. See Notes 4, 5, and 19 for additional quantitative and qualitative revenue disclosures in accordance with Topic 606.
Required Elements of Our Revenue Recognition: Revenue from our (a) product sales, (b) out-license arrangements, and (c) service arrangements is recognized under Topic 606 in a manner that reasonably reflects the delivery of our goods and/or services to customers in return for expected consideration and includes the following elements:

(1)	we ensure that we have an executed contract(s) with our customer that we believe is legally enforceable;

(2)	we identify the “performance obligations” in the the respective contract;

(3)	we determine the “transaction price” for each performance obligation in the the respective contract;

(4)	we allocate the transaction price to each performance obligation; and

(5)	we recognize revenue only when we satisfy each performance obligation.

    These five elements, as applied to each of our three revenue categories, are summarized below:
(a) Product Sales: We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers), except for our U.S. sales of ZEVALIN in which case the end-user (i.e., clinic or hospital) is our customer. Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Our gross product sales (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates using the “expected value” method, resulting in our reported “product sales, net” in the accompanying Condensed Consolidated Statements of Operations, reflecting the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be materially above or below the amount estimated, then requiring prospective adjustments to our reported net product sales.
These GTN estimate categories are each discussed below:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are contractually permitted to return purchased products beginning at its expiration date and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months thereafter (as well as for overstock inventory, as determined by end-users). ZEVALIN and FOLOTYN returns for expiry are not contractually permitted. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns for our allowance based on our historical return rates. Returned product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.
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
Commercial Rebates: Commercial rebates are based on (i) our estimates of end-user purchases through a group purchasing organization (“GPO”), (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us.
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
(b) License Fees: Our out-license arrangements allow licensees to market our product(s) in certain territories for a specific term (representing the out-license of “functional intellectual property”). These arrangements may include one or more of the following forms of consideration: (a) upfront license fees, (b) sales royalties, (c) sales milestone-achievement fees, and (d) regulatory milestone-achievement fees. We recognize revenue for each based on the contractual terms that establish our right to collect payment once the performance obligation is achieved, as follows:

(a)
Upfront license fees: We determine whether upfront license fees are earned at the time of contract execution (i.e., when rights transfer to the customer) or over the actual (or implied) contractual period of the out-license. As part of this determination, we evaluate whether we have any other requirements to

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

provide substantive services that are inseparable from the performance obligation of the license transfer. Our customers’ “distinct” rights to licensed “functional intellectual property” at the time of contract execution results in concurrent revenue recognition of all upfront license fees (assuming that there are no other performance obligations at contract execution that are inseparable from this license transfer).

(b)
Royalties: Under the “sales-or-usage-based royalty exception” we recognize revenue in the same period that our licensees complete product sales in their territory for which we are contractually entitled to a percentage-based royalty receipt.

(c)
Sales milestones: Under the “sales-or-usage-based royalty exception” we recognize revenue in full within the period that our licensees achieve annual or aggregate product sales levels in their territories for which we are contractually entitled to a specified lump-sum receipt.

(d)	Regulatory milestones: Under the terms of the respective out-license, regulatory achievements may either be our responsibility, or that of our licensee.

•
When our licensee is responsible for the achievement of the regulatory milestone, we recognize revenue in full (for the contractual amount due from our licensee) in the period that the approval occurs (i.e., when the “performance obligation” is satisfied by our customer) under the “most likely amount” method. This revenue recognition remains “constrained” until regulatory approval occurs, given its inherent uncertainty and the requirement of a significant revenue reversal not being probable if achievement does not occur. At each reporting period, we re-evaluate the probability of milestone achievement and the associated revenue constraint; any resulting adjustments would be recorded on a cumulative catch-up basis, thus reflected in our financial statements in the period of adjustment.

•
When we are responsible for the achievement of a regulatory milestone, the “relative selling price method” is applied for purposes of allocating the transaction price to our performance obligations. In such case, we consider (i) the extent of our effort to achieve the milestone and/or the enhancement of the value of the delivered item(s) as a result of milestone achievement and (ii) if the milestone payment is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. We have historically assessed the contractual value of these milestones upon their achievement to be identical to the allocation of value of our performance obligations and thus representing the “transaction price” for each milestone at contract inception. We recognize this revenue in the period that the regulatory approval occurs (i.e., when we complete the “performance obligation”) under the “most likely amount” method, and revenue recognition is otherwise “constrained” until regulatory approval occurs, given its inherent uncertainty and the requirement of a significant revenue reversal not being probable if achievement does not occur. At each reporting period, we re-evaluate the probability of milestone achievement and the associated revenue constraint; any resulting adjustments would be recorded on a cumulative catch-up basis, thus reflected in our financial statements in the period of adjustment.

(c) Service Revenue: We receive fees under certain arrangements for (a) sales and marketing services, (b) supply chain services (c) research and development services, and (d) clinical trial management services. Our rights to receive payment for these services may be established by (i) a fixed-fee schedule that covers the term of the arrangement, so long as we meet ongoing performance obligations, (ii) our completion of product delivery in our capacity as a procurement agent, (iii) the successful completion of a phase of drug development, (iv) favorable results from a clinical trial, and/or (v) regulatory approval events. We consider whether revenue associated with these service arrangements is reportable each period, based on our completed services or deliverables (i.e., satisfied “performance obligations”) during the reporting period, and the terms of the arrangement that contractually result in fixed payments due to us. The promised service(s) within these arrangements are distinct and explicitly stated within each contract, and our customer benefits from the separable service(s) delivery/completion. Further, the nature of the promise to our customer as stated within the respective contract is to deliver each named service individually (not a transfer of combined items to which the promised goods or services are inputs), and thus are separable for revenue recognition.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(ii) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(iii) Marketable Securities
Our marketable securities consist of our holdings in equity securities (beginning January 1, 2018 - see Note 3(a)), mutual funds, and bank certificates of deposit (“Bank CDs”). Beginning January 1, 2018, our realized and unrealized gains (losses) on marketable securities are included in “Other income, net” on the accompanying Condensed Consolidated Statements of Operations. Prior to January 1, 2018, our unrealized gains (losses) were included in “other comprehensive (loss) income” on our accompanying Condensed Consolidated Statements of Comprehensive Loss.
(iv) Accounts Receivable
Our accounts receivables are derived from our product sales and license fees (our service revenue is recorded in “other receivables”), and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
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
Manufacturing costs of drug products that are pending U.S. Food and Drug Administration (“FDA”) approval are expensed through “research and development,” on the accompanying Condensed Consolidated Statements of Operations (rather than being capitalized to “inventories”).
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
(viii) Stock-Based Compensation
Stock-based compensation expense for equity awards granted to our employees and members of our Board of Directors is recognized on a straight-line basis over each award’s vesting period. Recognized compensation expense is net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited prior to vesting, though is ultimately adjusted for actual forfeitures. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) which carry service conditions for vesting, though recognized expense is ultimately adjusted for actual forfeitures. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting.
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
We estimate forfeiture rates based on our employees’ overall forfeiture history, which we believe will be representative of future results. We estimate the expected term of stock options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility of our common stock for a look-back period that corresponds with the expected term. We estimate the risk-free interest rate based upon the U.S. Department of the Treasury yields in effect at award grant, for a period equaling the expected term of the stock option.
(ix) Foreign Currency Translation
We translate the assets and liabilities of our foreign subsidiaries that are stated in their functional currencies (i.e., local operating currencies), to U.S. dollars at the rates of exchange in effect at the reported balance sheet date. Revenues and expenses are translated using the monthly average exchange rates during the reported period. Unrealized gains and losses from the translation of our subsidiaries’ financial statements (that are initially denominated in the corresponding functional currency) are included as a separate component of “accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheets.
We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting unrealized foreign exchange gains and losses from transactions with third parties are included in “accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheets.
All unrealized foreign exchange gains and losses associated with our intercompany loans are included in “accumulated other comprehensive (loss) income” in the Condensed Consolidated Balance Sheets, as these loans with our foreign subsidiaries are not expected to be settled in the “foreseeable future.”
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “(provision) benefit for income taxes” within the Condensed Consolidated Statements of Operations for the period in which we received the notice.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of March 31, 2018 and December 31, 2017, our “cash and cash equivalents” were held with major financial institutions. Our “marketable securities” solely relate to our equity holdings in CASI - see Note 10.
We maintain cash balances in excess of federally insured limits with reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation (“FDIC”) and other third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks in our portfolio by investing in highly liquid, highly-rated instruments, and limit investing in long-term maturity instruments.
Our investment policy requires that purchased investments in marketable securities may only be in highly-rated instruments, which are primarily United States treasury bills or United States treasury-backed securities, and also limits our investments in securities of any single issuer (excluding any debt or equity securities received from our strategic partners in connection with a license arrangement, as discussed in Note 10).

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The carrying amount of our equity securities, money market funds, and Bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

	Cost	Foreign Currency Translation	Gross Unrealized Gains*	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
March 31, 2018
Equity securities* (see Note 3(g) and Note 10)	$8,710	$(174)	$39,618	$—	$48,154	$—	$48,154
Bank deposits	20,546	—	—	—	20,546	20,546	—
Money market funds	162,967	—	—	—	162,967	162,967	—
Bank certificates of deposits	249	—	—	—	249	—	249
Total cash and cash equivalents and marketable securities	$192,472	$(174)	$39,618	$—	$231,916	$183,513	$48,403
December 31, 2017
Bank deposits	$10,965	$—	$—	$—	$10,965	$10,965	$—
Money market funds	216,358	—	—	—	216,358	216,358	—
Bank certificates of deposits	248	—	—	—	248	—	248
Total cash and cash equivalents and marketable securities	$227,571	$—	$—	$—	$227,571	$227,323	$248
* Beginning January 1, 2018, under the new requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, the unrealized gains on our equity securities in CASI Pharmaceuticals, Inc. (NASDAQ: CASI) (“CASI”) are recognized as an increase to “other income, net” on the Consolidated Statements of Operations (rather than through “other comprehensive (loss) income” on the Consolidated Statements of Comprehensive Loss). Our adoption of ASU 2016-01 on January 1, 2018, resulted in a $17.2 million cumulative-effect adjustment, net of income tax, recorded as a decrease to “accumulated other comprehensive (loss) income” and a decrease to “accumulated deficit” on the accompanying Condensed Consolidated Balance Sheets. Our recognized unrealized gain on these equity securities was $10.2 million for the three months ended March 31, 2018, as reported in “other income, net” on the accompanying Condensed Consolidated Statements of Operations.
As of March 31, 2018, none of our securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	March 31, 2018	December 31, 2017
Computer hardware and software	$3,067	$2,994
Laboratory equipment	630	630
Office furniture	218	218
Leasehold improvements	2,938	2,938
Property and equipment, at cost	6,853	6,780
(Less): Accumulated depreciation	(6,260)	(6,191)
Property and equipment, net of accumulated depreciation	$593	$589
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three months ended March 31, 2018 and 2017, was $49 thousand and $0.1 million, respectively.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. The new topic supersedes Topic 840, Leases, and requires lease assets and lease liabilities (including those for operating leases) to be presented on the balance sheet at their “gross amounts” and requires additional disclosures regarding lease arrangements. Topic 842 is effective for us beginning January 1, 2019, and mandates a “modified retrospective” transition method. We are currently assessing the impact this guidance will have on our consolidated financial statements. We presently do not have any capital lease arrangements, or have any active contracts that would contain an “embedded lease”. Our current lease arrangements impacted for this gross-up” presentation on our balance sheets, beginning January 1, 2019, are limited to our principal executive office in Henderson, Nevada, and our administrative and research and development facility in Irvine, California, in addition to several other administrative office leases.

(c) Inventories
“Inventories” consists of the following:

	March 31, 2018	December 31, 2017
Raw materials	$1,251	$1,077
Work-in-process	2,576	2,551
Finished goods	4,332	5,187
(Less:) Non-current portion of inventories included within "other assets" *	(3,131)	(3,100)
Inventories	$5,028	$5,715

* The “non-current” portion of inventories is presented within “other assets” in the accompanying Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively. This value of $3.1 million at March 31, 2018 represents product that we expect to sell beyond March 31, 2019 and the value at December 31, 2017 represents product that we expect to sell beyond December 31, 2018.
.
(d) Prepaid Expenses and Other Assets
“Prepaid expenses and other assets” consists of the following:

	March 31, 2018	December 31, 2017
Other miscellaneous prepaid operating expenses	$3,148	$3,389
Prepaid insurance	603	645
Research and development supplies	52	1,883
Key employee life insurance - cash surrender value	—	4,150
Prepaid expenses and other assets	$3,803	$10,067
(e) Other Receivables
“Other receivables” consists of the following:

	March 31, 2018	December 31, 2017
Other miscellaneous receivables*	$992	$1,152
Income tax receivable	637	665
Insurance receivable	1,095	53
Reimbursements due from development partners for incurred research and development expenses	182	263
Other receivables	$2,906	$2,133
* As of March 31, 2018 and December 31, 2017, the balance is inclusive of $0.4 million and $0.4 million, respectively, of Medicaid rebate credits to be applied against future invoices for each respective state program, and $0.2 million and $0.4 million, respectively, of royalty receivables from Mundipharma International Corporation Limited (“Mundipharma”) for sales of ZEVALIN in Japan.
(f) Intangible Assets and Goodwill

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Intangible assets, net of accumulated amortization and impairment charges consists of the following:

		March 31, 2018
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	(1,185)	—	—	6,515	156	132
BELEODAQ distribution rights	25,000	(7,031)	—	—	17,969	160	115
MARQIBO distribution rights	26,900	(18,262)	—	—	8,638	81	24
FOLOTYN distribution rights (2)	118,400	(57,380)	—	—	61,020	152	56
ZEVALIN distribution rights – U.S.	41,900	(38,426)	—	—	3,474	123	12
ZEVALIN distribution rights – ex-U.S.	23,490	(18,157)	(1,871)	—	3,462	96	24
FUSILEV distribution rights (3)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (4)	27,900	(15,236)	—	(1,023)	11,641	110	52
Total intangible assets	$305,668	$(165,295)	$(1,871)	$(8,183)	$130,319

(1)
The FDA approval of EVOMELA in March 2016 triggered a $6 million payment due to CyDex Pharmaceuticals, Inc. (a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) (“Cydex”)). This event also resulted in a reclassification of our $7.7 million “EVOMELA IPR&D” to “EVOMELA distribution rights” due to our ability to begin commercialization of EVOMELA upon FDA approval. Amortization commenced on April 1, 2016, in accordance with our capitalization policy for intangible assets.

(2)
Beginning June 2016, we adjusted the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 16(g)).

(3)
On February 20, 2015, the United States District Court for the District of Nevada found the patent covering FUSILEV to be invalid, which was upheld on appeal. On April 24, 2015, Sandoz began to commercialize a generic version of FUSILEV. This represented a “triggering event” under applicable GAAP in evaluating the value of our FUSILEV distribution rights as of March 31, 2015, resulting in a $7.2 million impairment charge (non-cash) in the first quarter of 2015. We accelerated amortization expense recognition in 2015 for the then remaining net book value of FUSILEV distribution rights.

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

		December 31, 2017
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600
EVOMELA distribution rights	7,700	(1,037)	—	—	6,663
BELEODAQ distribution rights	25,000	(6,563)	—	—	18,437
MARQIBO distribution rights	26,900	(17,182)	—	—	9,718
FOLOTYN distribution rights	118,400	(54,111)	—	—	64,289
ZEVALIN distribution rights – U.S.	41,900	(37,557)	—	—	4,343
ZEVALIN distribution rights – Ex-U.S.	23,490	(17,232)	(2,471)	—	3,787
FUSILEV distribution rights	16,778	(9,618)	—	(7,160)	—
FOLOTYN out-license	27,900	(14,555)	—	(1,023)	12,322
Total intangible assets	$305,668	$(157,855)	$(2,471)	$(8,183)	$137,159

Intangible asset amortization expense recognized during the three months ended March 31, 2018 and 2017, was $6.9 million and $6.9 million, respectively.

Estimated intangible asset amortization expense for the remainder of 2018 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2018	$20,843
2019	25,185
2020	19,779
2021	18,266
2022	15,882
2023	2,467
2024 and thereafter	10,297
$112,719
“Goodwill” consists of the following:

	March 31, 2018	December 31, 2017
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(170)	(235)
Goodwill	$18,227	$18,162

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(g) Other Assets
“Other assets” consists of the following:

	March 31, 2018	December 31, 2017
Equity securities (see Note 10)*	$—	$37,530
Key employee life insurance – cash surrender value	11,463	10,737
Inventories - non-current portion	3,131	3,100
Promissory note receivable - long term (see Note 10)	1,519	1,517
Income tax receivable**	668	668
Research & development supplies and other	1,325	231
Other assets	$18,106	$53,783
* As of March 31, 2018, we reclassified our presentation of these equity securities from this account caption to “marketable securities” on the face of our accompanying Condensed Consolidated Balance Sheets - see Note 3(a).
** This value represents the non-current portion of the refundable alternative minimum tax credit that is expected to be received over the next few years (see Note 16).
(h) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	March 31, 2018	December 31, 2017
Trade accounts payable and other accrued liabilities	$29,549	$33,648
Accrued rebates	7,713	7,990
Accrued product royalty	3,868	4,339
Allowance for returns	4,549	4,045
Accrued data and distribution fees	2,530	4,305
Accrued GPO administrative fees	312	296
Accrued inventory management fee	560	1,126
Allowance for chargebacks	1,846	2,368
Accounts payable and other accrued liabilities	$50,927	$58,117
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates (see Note 2(i)) were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2016	$9,817	$5,146	$2,309
Add: provisions	106,647	20,104	2,807
(Less): credits or actual allowances	(106,106)	(19,523)	(1,071)
Balance as of December 31, 2017	10,358	5,727	4,045
Add: provisions	13,805	3,425	468
(Less): credits or actual allowances	(14,604)	(5,750)	36
Balance as of March 31, 2018	$9,559	$3,402	$4,549

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(i) Deferred Revenue
Deferred revenue (current and non-current) consists of the following:

	March 31, 2018	December 31, 2017
EVOMELA deferred revenue	$—	$3,819
ZEVALIN out-license in India territory (see Note 15(b)(iii))	—	368
Deferred revenue*	$—	$4,187
* On January 1, 2018, we reclassified the deferred revenue related to our EVOMELA product sales and our ZEVALIN out-license in the India territory of $3.8 million and $0.4 million, respectively. These amounts were included in the $4.7 million aggregate decrease to “accumulated deficit” on January 1, 2018, in accordance with the adoption of Topic 606 (see Note 2(i)).
(j) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	March 31, 2018	December 31, 2017
Accrued executive deferred compensation	$5,981	$5,928
Deferred rent (non-current portion)	20	52
Clinical study holdback fees, non-current	62	59
Other tax liabilities	176	176
Royalty liability	300	—
Other long-term liabilities	$6,539	$6,215

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN (see Note 2(i)) product sales reconciliation for the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2018	2017
Gross product sales	$49,590	$58,217
Commercial rebates and government chargebacks	(17,029)	(27,324)
Data and distribution fees, GPO fees, and inventory management fees	(3,511)	(4,462)
Prompt pay discounts	(390)	(270)
Product returns allowance	(549)	(316)
Product sales, net	$28,111	$25,845

5. COMPOSITION OF TOTAL REVENUE
The below table presents our net product sales by geography for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
United States	$23,198	82.5%	$23,801	92.1%
International:
Europe	3,489	12.4%	2,044	7.9%
Asia Pacific	1,424	5.1%	—	—%
Total international	4,913	17.5%	2,044	7.9%
Product sales, net	$28,111	100.0%	$25,845	100.0%

The below table presents our net sales by product for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
FOLOTYN	$12,721	45.3%	$9,274	35.9%
EVOMELA	8,134	28.9%	6,301	24.4%
BELEODAQ	2,713	9.7%	2,871	11.1%
ZEVALIN	3,025	10.8%	2,845	11.0%
MARQIBO	894	3.2%	1,980	7.7%
FUSILEV	624	2.2%	2,574	10.0%
Product sales, net	$28,111	100.0%	$25,845	100.0%

The below table presents our license fees and service revenue by source for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
Out-license of FOLOTYN in all countries except the United States, Canada, Europe, and Turkey: royalties (Note 14)	$377	15.8%	$263	8.1%
Out-license of ZEVALIN: recognition of milestone achievement, upfront cash receipt and subsequent royalties for Asia and certain other territories, excluding China (Note 11)	2,001	83.9%	615	18.9%
Out-license of ZEVALIN: amortization of upfront cash receipt related to India territory (Note 15(b)(iii)) and other	—	—%	12	0.4%
Out-license of ZEVALIN, FOLOTYN, BELEODAQ, MARQIBO: upfront cash receipt and subsequent royalties for the Canada territory (Note 15(b)(xiv))	6	0.3%	—	—%
Sales and marketing contracted services (Note 12)	—	—%	2,366	72.7%
License fees and service revenues	$2,384	100.0%	$3,256	100.0%

6. STOCK-BASED COMPENSATION
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “total operating costs and expenses” for the three months ended March 31, 2018 and 2017, was as follows (see Note 18 for a discussion of certain immaterial corrections affecting the presented 2017 amounts below):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$66	$30
Selling, general and administrative	3,691	3,238
Research and development	721	452
Total stock-based compensation	$4,478	$3,720

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net loss	$(15,816)	$(23,547)
Weighted average shares – basic and diluted	100,809,853	78,523,023
Net loss per share – basic and diluted	$(0.16)	$(0.30)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive due to our net loss per share in the three months ended March 31, 2018 and 2017, as summarized below:

	Three Months Ended March 31,
	2018	2017
2018 Convertible Notes	3,854,959	10,454,799
Common stock options	5,589,852	1,557,920
Restricted stock awards	1,875,569	1,769,530
Restricted stock units	210,214	217,206
Common stock warrants	261,622	—
Employee stock purchase plan shares	24,064	53,927
Total	11,816,280	14,053,382

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
(Unaudited)

2(xiii)):

	March 31, 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$249	$—	$249
Money market funds	—	162,967	—	162,967
Equity securities (Note 3(a))	48,154	—	—	48,154
Mutual funds	—	59	—	59
Deferred compensation investments (life insurance cash surrender value - Note 3(g))	—	11,463	—	11,463	*
	$48,154	$174,738	$—	$222,892
Liabilities:
Deferred executive compensation liability (Note 15(f))	$—	$10,168	$—	$10,168	*
Drug development liability (Note 14)	—	—	12,283	12,283
Talon CVR (Note 9(a))	—	—	6,501	6,501
Corixa Liability (Note 15(b)(i))	—	—	62	62
	$—	$10,168	$18,846	$29,014

	December 31, 2017 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$248	$—	$248
Money market funds	—	216,358	—	216,358
Equity securities (Note 10)	37,530	—	—	37,530
Mutual funds	—	59	—	59
Deferred compensation investments (life insurance cash surrender value)	—	14,887	—	14,887	*
	$37,530	$231,552	$—	$269,082
Liabilities:
Deferred executive compensation liability (Note 15(f))	$—	$11,038	$—	$11,038	*
Drug development liability (Note 14)	—	—	12,386	12,386
Talon CVR (Note 9(a))	—	—	6,210	6,210
Corixa Liability (Note 15(b)(i))	—	—	62	62
	$—	$11,038	$18,658	$29,696
* The reported value of “deferred compensation investments” is based on the cash surrender value of the life insurance policies, while the value of the “deferred executive compensation liability” is based on the market value of the underlying investment holdings.
We did not have any transfers between “Level 1” and “Level 2” (see Note 2(xiii)) for all periods presented.
The table below summarizes the 2017 and 2018 activity of our liabilities that are valued with unobservable inputs:

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance as of December 31, 2016	$14,445
FOLOTYN development liability (see Note 14)	(744)
Talon CVR fair value adjustment - MARQIBO (see Note 9(a))	4,957
Balance as of December 31, 2017	18,658
FOLOTYN development liability (see Note 14)	(103)
Talon CVR fair value adjustment - MARQIBO (see Note 9(a))	291
Balance as of March 31, 2018	$18,846

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

9. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION
(a) Acquisition of Talon Therapeutics, Inc.
Overview of Talon Acquisition
On July 17, 2013, we purchased all of the outstanding shares of common stock of Talon Therapeutics, Inc. (“Talon”). Through the acquisition of Talon, we gained worldwide rights to MARQIBO. The Talon purchase consideration consisted of (i) an aggregate upfront cash amount of $11.3 million, (ii) issuance of 3.0 million shares of our common stock, then equivalent to $26.3 million (based on a closing price of $8.77 per share on July 17, 2013), and (iii) the issuance of a contingent value right (“CVR”) initially valued at $6.5 million.
The CVR was valued using a valuation model that probability-weights expected outcomes (ranging from 50% to 100%) and discounts those amounts to their present value, using an appropriate discount rate (these represent unobservable inputs and are therefore classified as Level 3 inputs – see Note 2 (xiii)). The CVR has a maximum payout of $195 million if all sales and regulatory approval milestones are achieved, as summarized below:

•	$5 million upon the achievement of net sales of MARQIBO in excess of $30 million in any calendar year

•	$10 million upon the achievement of net sales of MARQIBO in excess of $60 million in any calendar year

•	$25 million upon the achievement of net sales of MARQIBO in excess of $100 million in any calendar year

•	$50 million upon the achievement of net sales of MARQIBO in excess of $200 million in any calendar year

•	$100 million upon the achievement of net sales of MARQIBO in excess of $400 million in any calendar year; and

•	$5 million upon receipt of marketing authorization from the FDA regarding Menadione Topical Lotion

Talon CVR Fair Value as of March 31, 2018 and December 31, 2017
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2017	$6,210
Fair value adjustment for the three months ended March 31, 2018	291
March 31, 2018	$6,501
(b) Acquisition of Rights to EVOMELA and Related Contingent Consideration
Overview of Acquisition of Rights to EVOMELA
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free MELPHALAN (which we branded as “EVOMELA”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. We acquired these rights from CyDex a wholly-owned subsidiary of Ligand for an initial license fee of $3 million, and assumed responsibility for EVOMELA’s then-ongoing clinical and regulatory development program. We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date.

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
Our EVOMELA royalty obligation and sales-based milestones are jointly treated as part of an “executory contract” (as defined under GAAP) that is connected with an at-market supply agreement for Captisol that was executed concurrently with this acquisition (requiring the continuing involvement of CyDex). As a result, our royalty obligation and sales-based milestone arrangements are treated as separate transactions, distinct from the consideration for the EVOMELA rights. Our royalty expenses are reported through “cost of sales” in our Condensed Consolidated Statements of Operations in the same period of our recognized revenue for the product sale.
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

EVOMELA IPR&D rights	$7,700
We estimated the fair value of the in-process research and development using the income approach. The income approach uses valuation techniques to convert future net cash flows to a single present value (discounted) amount.  We applied our net cash flow projections for EVOMELA over 10 years and a discount rate of 25%, taking into account our estimates of future incremental earnings that may be achieved upon regulatory approval and commercialization of the product(s). The fair value of the Ligand Contingent Consideration (as defined below) liability was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable “Level 3” inputs (see Note 2(xiii)) for regulatory and sales-based milestones due to Ligand upon achievement).

In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand (“Ligand Contingent Consideration”) that was paid in April 2016. “EVOMELA IPR&D” of $7.7 million was reclassified in April 2016 to “EVOMELA distribution rights” that is reported within “Intangible assets, net of accumulated amortization” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 (see Note 3(f)). Amortization related to this intangible asset commenced on April 1, 2016.
(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. (“Allos”) in September 2012 for cash consideration of $205.2 million and assumed its FOLOTYN distribution rights (see Note 14). We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date. We have no ongoing contingent consideration obligations from this transaction.
10. OUT-LICENSE OF MARQIBO, ZEVALIN, & EVOMELA IN CHINA TERRITORY
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI, a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute three of our commercialized oncology drugs, ZEVALIN, MARQIBO, and EVOMELA (“CASI Out-Licensed Products”), in greater China (which includes Taiwan,

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Hong Kong and Macau). CASI is responsible for the development and commercialization of these three drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We will provide CASI with future commercial supply of the CASI Out-Licensed Products under typical market terms. Our consideration consisted of CASI common stock for their distribution rights of ZEVALIN and EVOMELA, and a secured promissory note for their distribution rights of MARQIBO.

CASI Ownership at March 31, 2018

Under certain conditions that expired in December 2017, we had a right to purchase additional shares of CASI common stock in order to maintain our post-investment ownership percentage if CASI issued additional securities. During 2017 and 2016, we acquired an additional 1.5 million and 4.6 million common shares of CASI, respectively, at par value. Our aggregate holding of 11.5 million CASI common shares as of March 31, 2018 represented an approximate 14.5% ownership, with a fair market value of $48.2 million (see Note 3(a)).

Proceeds Received from CASI
The proceeds we received in 2014, and its fair value on the CASI Out-License execution date, consisted of the following:

CASI common stock (5.4 million shares)	$8,649	(a)
CASI secured promissory note, net of fair value discount ($1.5 million face value and 0.5% annual coupon)	1,310	(b)
Total consideration received, net of fair value discount	$9,959	(c)

(a)	Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. This full balance was reclassified beginning December 31, 2017 to “other assets” (presented within non-current assets on the accompanying Condensed Consolidated Balance Sheets) from “other receivables” (presented within current assets) due to an amended maturity date of September 17, 2019.

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

License Fee Revenue Recognized

The $9.7 million value of the upfront proceeds (undiscounted, and net of certain foreign exchange adjustments) from CASI were recognized in 2015 within “license fees and service revenue” on our Consolidated Statements of Operations. The timing of this revenue recognition corresponds with the execution of supply agreements with CASI for ZEVALIN, MARQIBO, and EVOMELA. These agreements allow CASI to procure CASI Out-Licensed Products directly from approved third parties, and in such case, do not require our future involvement for its commercial supply.
11. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES
On November 16, 2015, we entered into an out-license agreement with Mundipharma for its commercialization of ZEVALIN in Asia (excluding India and greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within “license fees and service revenue” in the fourth quarter of 2015, and the remaining $3 million payment was recognized in full by June 30, 2017.
In April 2018, we received $2 million due to Mundipharma’s achievement of a specified sales milestone during the three months ended March 31, 2018, which was recognized within “license fees and service revenue” on our accompanying

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Condensed Statements of Operations (see Note 5). Mundipharma is required to reimburse us for our payment of royalties due to Bayer Pharma AG (“Bayer”) from its ZEVALIN sales - see Note 15(b)(ii).

12. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS
On November 4, 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. (“Eagle”) whereby designated members of our sales force will concurrently market up to six of Eagle’s products along with our products, in return for fixed monthly payments (aggregating $12.8 million), as well as variable sales-based milestones, over an 18 month contract term that commenced on January 1, 2016 and ended on June 30, 2017 (the “Eagle Agreement”). On July 1, 2017, our sales force ceased marketing Eagle products and the Eagle Agreement expired under its terms.
The fixed receipts from Eagle for our sales activities, as well as reimbursements of third-party marketing services, are recognized within “license fees and service revenue” on our accompanying Condensed Consolidated Statements of Operations, and was $2.4 million for the three months ended March 31, 2017. No sales-based milestones were achieved in the current or prior periods.
An allocation of our sales personnel costs that are dedicated to Eagle sales activities are reported within “cost of service revenue” on our accompanying Condensed Consolidated Statements of Operations, as are reimbursable costs for Eagle marketing activities. These were an aggregate $2.1 million for the three months ended March 31, 2017.

13. CONVERTIBLE SENIOR NOTES

Overview
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (equaling 120,000 notes, denominated in $1,000 principal units) due December 2018 (the “2018 Convertible Notes”). As of March 31, 2018 and December 31, 2017, $40.6 million of principal of the 2018 Convertible Notes was outstanding due to our open market purchases discussed below.
The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal units, equating to 3.9 million common shares if fully converted at March 31, 2018. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.
The sale of the 2018 Convertible Notes closed on December 23, 2013 and we received net proceeds of $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these net proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Conversion Hedge”). We recorded the Conversion Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Condensed Consolidated Balance Sheets. Under applicable GAAP, the Conversion Hedge transaction has not been (and is not expected to be) marked-to-market through earnings or comprehensive income.
Open Market Purchases of 2018 Convertible Notes and Conversion Hedge Unwind in December 2016 and October 2017
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10 million principal value) for $9.0 million. We recognized an aggregate loss of $25 thousand on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in “other income (expense), net” on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of December 31, 2016, $110 million in principal of our 2018 Convertible Notes remained outstanding.
Concurrent with these two open market purchases in December 2016, we unwound a portion of our previously sold warrants and previously purchased call options (which were part of our Conversion Hedge described below) for aggregate net proceeds of $21 thousand. We recorded a corresponding net increase to “additional paid-in capital” in the Consolidated Balance Sheets as of December 31, 2016.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In October 2017, we completed an additional open market purchase of our 2018 Convertible Notes, aggregating 69,472 note units (equivalent to $69.5 million principal value) for $27.3 million in cash and 5.4 million newly-issued shares of our common stock, then worth $73 million. We recognized a loss of $0.8 million on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which was included in “other (expense) income, net” on the Consolidated Statements of Operations for the year ended December 31, 2017. Accordingly, as of March 31, 2018 and December 31, 2017, $40.6 million in principal of our 2018 Convertible Notes remained outstanding.
Concurrent with this open market purchase in October 2017, we also unwound a portion of the previously sold warrants and previously purchased call options that were part of our Conversion Hedge for aggregate net proceeds of $5.8 million. We recorded a corresponding net increase to “additional paid-in capital” in the Consolidated Balance Sheets as of December 31, 2017.
Conversion Hedge
We entered into Conversion Hedge transactions in December 2013 to reduce the potential dilution to our stockholders and/or offset any cash payments that we are required to make in excess of the principal amount, upon conversion of the 2018 Convertible Notes (in the event that the market price of our common stock is greater than the conversion price). The strike price of the “bought call” is equal to the conversion price and conversion rate of the 2018 Convertible Notes (at such time, it matched the 11.4 million common shares into which the holders could convert the 2018 Convertible Notes); the strike price of our “sold warrant” is $14.03 per share of our common stock, and is also for 11.4 million common shares (reduced by the partial unwinding of these instruments, as discussed above).
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
As of March 31, 2018, the 2018 Convertible Notes are eligible to be converted into our common stock as the above elements (1) through (2) were met. Our stockholders’ approval of “flexible settlement” occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of common stock. However, if the holders of the 2018 Convertible Notes do not elect to convert into shares of our common stock, our December 2018 obligation to repay the principal amount of $40.6 million in cash, plus any accrued and unpaid interest, will remain unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of March 31, 2018 and December 31, 2017, is summarized as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	March 31, 2018	December 31, 2017
Principal amount	$40,565	$40,565
(Less): Unamortized debt discount (amortized through December 2018)	(1,568)	(2,101)
(Less): Debt issuance costs	(178)	(240)
Carrying value	$38,819	$38,224

As of March 31, 2018 and December 31, 2017, the estimated aggregate fair value of the 2018 Notes is $63.8 million and $74.3 million, respectively. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Contractual coupon interest expense	$279	$757
Amortization of debt issuance costs	61	166
Accretion of debt discount	533	1,381
Total	$873	$2,304
Effective interest rate	8.41%	8.65%

14. FOLOTYN LICENSE AGREEMENT AND DEVELOPMENT LIABILITY
As the result of our acquisition of Allos Therapeutics, Inc. on September 5, 2012 (see Note 10(c)), we assumed a strategic collaboration agreement with Mundipharma (as amended and/or restated, the “Mundipharma Collaboration Agreement”), as well as certain FOLOTYN clinical development obligations (the “FOLOTYN Development Liability”).

Mundipharma Collaboration Agreement Summary

Under the Mundipharma Collaboration Agreement, we retained full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world (the “Mundipharma Territories”). On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated, in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) drug development obligations. In connection with the amendment and restatement of the Mundipharma Collaboration Agreement, we received a one-time $7 million payment from Mundipharma for certain research and development activities to be performed by us.
As a result of the amendment and restatement of the Mundipharma Collaboration Agreement, (a) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (b) we may receive regulatory milestone payments of up to $16 million, and commercial progress and sales-dependent milestone payments of up to $107 million (see Note 15(b)(vii) for July 2017 achievement), (c) we will receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (d) we and Mundipharma will each bear our own FOLOTYN development costs. Effective as of May 1, 2015, we modified the Mundipharma Collaboration Agreement to revise the conditions for our exercise of the option to gain commercialization rights in Switzerland from Mundipharma, as well as royalties payable to us (in the tiered double-digits) on Mundipharma’s net sales in Switzerland.

FOLOTYN Development Liability

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The fair value of the FOLOTYN Development Liability within the accompanying Consolidated Balance Sheets was estimated using the discounted income approach model. The unobservable inputs (i.e., “Level 3” inputs - see Note 2(xiii)) in this valuation model that have the most significant effect on these liabilities include (i) estimates of research and development personnel costs needed to perform the research and development services contractually required, (ii) estimates of expected cash outflows to third parties for these clinical services and supplies during the expected period of performance through 2031, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed by management on a quarterly basis for continued applicability.
We adjust this liability during each quarterly period, with corresponding adjustments for incurred costs recorded as credits to “research and development” expense in our accompanying Condensed Consolidated Statements of Operations.

	FOLOTYN Development Liability, Current	FOLOTYN Development Liability, Long Term	FOLOTYN Development Liability, Total
Balance as of December 31, 2017	$275	$12,111	$12,386
Transfer from long-term to current in 2018	103	(103)	—
(Less): Expenses incurred in 2018	(103)	—	(103)
Balance as of March 31, 2018	$275	$12,008	$12,283

15. FINANCIAL COMMITMENTS & CONTINGENCIES AND LICENSE AGREEMENTS

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
Our most significant of these agreements, and the key financial terms and our accounting for each, are summarized below:
(i) ZEVALIN U.S.: In-Licensing and Development in the United States
In December 2008, we acquired rights to commercialize and develop ZEVALIN in the United States as the result of a transaction with Cell Therapeutics, Inc. through our wholly-owned subsidiary, RIT Oncology LLC. In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the United States. This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
(ii) ZEVALIN Ex-U.S.: In-License and Asset Purchase Agreement with Bayer Pharma

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In April 2012, through our wholly-owned subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed a €19 million acquisition of licensing rights to market ZEVALIN outside of the United States from Bayer. ZEVALIN is currently approved in approximately 40 countries outside the United States for the treatment of B-cell NHL, including countries in Europe, Latin America, and Asia.
We amended the agreement in February 2016, which adjusted our tiered royalty to Bayer from the single-digits to 20%. The term of the agreement, as amended, continues until the expiration of the last-to-expire ZEVALIN patent in the relevant country, or 15 years from the date of first commercial sale of ZEVALIN in such country, whichever is longer.
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
In June 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”) for ZEVALIN distribution rights within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. In December 2014, upon our execution of a drug supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and paid to us in February 2015. The recognition of the applicable portion of this upfront receipt is no longer reported on a straight-line basis within “license fees and service revenue” on our accompanying Condensed Consolidated Statements of Operations, due to the adoption of Topic 606 as of January 1, 2018 (see Note 2(i)). Additionally, sales and regulatory milestones, each aggregating $1.5 million (for a total of $3 million if both achieved) are due to us upon Dr. Reddy’s achievement, as well as a 20% royalty on its net sales of ZEVALIN in India.
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
In November 2015, we entered into an out-license agreement with Mundipharma for its commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean islands). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within “license fees and service revenue” in the fourth quarter of 2015, and the remaining $3 million payment was recognized in full by June 30, 2017. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from its ZEVALIN sales - see Note 15(b)(ii).
In March 2018, Mundipharma achieved a specified sales milestone, resulting in a $2 million receipt due to us (subsequently received in April 2018); this amount was recognized within “license fees and service revenue” on our accompanying Condensed Statements of Operations for the three months ended March 31, 2018 (see Note 5).
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
The contractual royalty percentage on our FUSILEV net sales due to Merck is set at the mid-single digits; however, in September 2017, we paid Merck $2.6 million in full settlement of all royalty obligations under the agreement. We are no longer contractually obligated to pay Merck any royalties on our future net sales of FUSILEV, though we remain obligated to remit a $0.2 million payment upon FDA approval of our oral form of FUSILEV. This regulatory milestone has not been met, and no amounts have been accrued in our accompanying Condensed Consolidated Balance Sheets for its potential achievement.
(vi) FOLOTYN: In-License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute
In December 2002, Allos entered into an in-license agreement for the drug now marketed as FOLOTYN with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. We assumed this agreement when we acquired Allos in September 2012. The agreement provides for our exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN, though we are required to fund certain drug development programs. In addition, we pay graduated royalties to our licensors based on our worldwide annual net sales of FOLOTYN (including our sub- licensees). These royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million.
(vii) FOLOTYN: Out-License Agreement with Mundipharma

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

As a result of our acquisition of Allos (see Note 10(c)), we assumed “the Mundipharma Collaboration Agreement” as well as certain FOLOTYN clinical development obligations. Under the Mundipharma Collaboration Agreement (see Note 15), we retained full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, except in Europe and Turkey. We are contractually entitled to receive regulatory and sales milestone payments from Mundipharma upon its achievement of such milestones, which aggregate $16 million and $107 million, respectively, as well as tiered double-digit royalties on Mundipharma’s net sales.
In July 2017, FOLOTYN was approved in Japan for the treatment of adult patients with relapsed or refractory peripheral T-cell lymphoma. Consequently, we received $3 million from Mundipharma in August 2017 for this milestone achievement. This amount was recognized within “license fees and service revenue” on our Consolidated Statements of Operations for the year ended December 31, 2017.
In August 2017, FOLOTYN was commercially launched in Japan. This triggered a contractual milestone of $2.0 million from Mundipharma. This amount was recorded within “license fees and service revenue” on our Consolidated Statements of Operations for the year ended December 31, 2017.
(viii) EVOMELA: In-License Agreement with CyDex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development rights to EVOMELA from CyDex, a wholly-owned subsidiary of Ligand (see Note 9(b)), and assumed responsibility for its then-ongoing clinical and regulatory development program. We filed a New Drug Application (“NDA”) with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM, and in March 2016, the FDA communicated its approval. Consequently, we made a $6 million contractual milestone payment to Ligand in April 2016. We reclassified $7.7 million from “EVOMELA IPR&D rights” to “EVOMELA distribution rights” which is presented within “intangible assets, net of accumulated amortization and impairment charges” (see Note 3(f)) within our accompanying Condensed Consolidated Balance Sheets as of March 31, 2018.

We are required to pay Ligand additional amounts of up to $60 million (exclusive of the $6 million milestone paid in April 2016), upon our achievement of specified net sales thresholds. We are also responsible to pay Ligand royalties of 20% on our net sales of EVOMELA in all territories.
(ix) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, the former Talon stockholders have contingent financial rights that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $6.5 million and $6.2 million liability within “acquisition-related contingent obligations” as of March 31, 2018 and December 31, 2017, respectively. The maximum payout value of the contingent financial rights to the former Talon shareholders is $195 million, assuming we achieve all sales and regulatory approval milestones. In addition, we are contractually obligated to pay royalties in the single digits on our net sales of MARQIBO and a portion of sublicensing revenue may be due upon our receipt of such revenue for MARQIBO.
(x) QAPZOLA: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan, Inc. (“Allergan”) for QAPZOLA pursuant to which Allergan paid us an up-front non-refundable fee of $41.5 million at execution (which we had recognized in full within “license fees and service revenue” by December 31, 2013).
Concurrently we also entered into a letter agreement with NDDO Research Foundation (“NDDO”), pursuant to which we agreed to pay NDDO the following in relation to QAPZOLA milestones: (a) upon FDA acceptance of our NDA, the issuance of 25,000 of our common shares (which occurred in March 2016 and the $0.1 million value of these shares was included in “research and development” expense for the year ended December 31, 2016), and (b) upon FDA approval, a one-time payment of $0.3 million (which has not yet been met, and no amounts have been accrued in our accompanying Consolidated Balance Sheets for its potential achievement).
In January 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan. This amendment relieved Allergan of its development and commercialization obligations and resulted in our acquisition of its rights in the United States, Europe, and other territories, in exchange for our agreement to pay a tiered single-digit royalty on our sales of certain products containing QAPZOLA.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(xi) QAPZOLA: Collaboration Agreement with Nippon Kayaku Co. LTD.
In November 2009, we entered into a collaboration agreement with Nippon Kayaku Co., LTD. (“Nippon Kayaku”) for the development and commercialization of QAPZOLA in Asia, except North and South Korea (the “Nippon Kayaku Territory”). In addition, Nippon Kayaku received exclusive rights to QAPZOLA for the treatment of NMIBC in the Nippon Kayaku Territory, including Japan and China. Nippon Kayaku will conduct QAPZOLA clinical trials in the Nippon Kayaku Territory pursuant to a development plan. Further, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of QAPZOLA in the Nippon Kayaku Territory.
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
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory peripheral T-cell lymphoma. As a result, we made a second milestone payment to Onxeo of $25 million in November 2014. This amount was capitalized as “BELEODAQ distribution rights” and is presented within “intangible assets, net of accumulated amortization and impairment charges” (see Note 3(f)). We are also contractually obligated to pay Onxeo upon our achievements of other regulatory events and sales thresholds, up to $88 million and $190 million, respectively. These milestone amounts are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
(xiii) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd., or Hanmi, for ROLONTIS (formerly referred to as “LAPS-G-CSF” or “SPI-2012”), a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan and hold its worldwide rights (except for Korea, China, and Japan). We are contractually obligated to pay Hanmi royalties in the mid-teen digits on our net sales of ROLONTIS.
In January 2016, the first patient was dosed with ROLONTIS in a clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we (i) issued 318,750 shares of our common stock, then valued at $2.3 million, and (ii) remitted a $0.4 million payment to the Internal Revenue Service (the IRS) on its behalf for related tax obligations. This aggregate $2.7 million value was recognized within “research and development” expense in our Consolidated Statements of Operations for the year ended December 31, 2016. We are responsible for further contractual payments upon our achievement of regulatory and sales milestones, up to $13 million and $225 million, respectively. These amounts are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.
(xiv) Poziotinib: In-License Agreement with Hanmi
In February 2015, we executed an in-license agreement with Hanmi for poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, (which has also shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal, and lung cancers), and made an upfront payment for these rights. This payment was recognized within “research and development” expense in the Consolidated Statements of Operations for the year ended

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

December 31, 2015. We are also contractually obligated to pay Hanmi royalties in the low to mid-teen digits on our net sales of poziotinib.
Under the terms of this agreement, we received the exclusive rights to commercialize poziotinib, excluding Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are contractually obligated to make payments to Hanmi upon our achievement of certain regulatory and sales milestones, aggregating $33 million and $325 million, respectively, which are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of poziotinib. These amounts are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.
(xv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier in Canada, Inc. in Canada
In January 2016, we entered into a strategic partnership with Servier Canada, Inc. (“Servier”) for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received an aggregate $6 million of upfront proceeds in the first quarter of 2016, which was recognized within “license fees and service revenue” in our Consolidated Statements of Operations for the year ended December 31, 2016. We are also entitled to milestone receipts (aggregating $2.0 million) upon Servier’s achievement of specific regulatory approvals, and a high single-digit royalty on its sales of these products.
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
(e) Employment Agreements
We previously entered into an employment agreement with our former Chief Executive Officer, Rajesh C. Shrotriya, M.D., under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 17, 2017, Dr. Shrotriya’s employment was terminated without cause in accordance with his employment agreement. We accrued for all contractual cash amounts due and unpaid to him within “accrued payroll and benefits” on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2017.
We entered into new employment agreements with each of our named executive officers (CEO, COO, and CFO) in April 2018, which supersede such individuals’ prior Change in Control Severance Agreements. These new agreements provide for the payment of certain benefits to each such individual upon his separation of employment from us under specified circumstances. The benefits provided are designed to protect earned benefits in the case that they are terminated without cause or as a result of a change in control of our Company or in the case of death or disability, and to encourage them to act in the best interests of our stockholders at all times during the course of a change in control transaction or other significant events involving us.

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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At March 31, 2018 and December 31, 2017, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $10.2 million and $11.0 million, respectively, and are included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Stockholder Litigation
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the “Ayeni Action”) and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the “Hartsock Action”). On November 15, 2016, the Ayeni Action was transferred to the United States District Court for the District of Nevada. The parties have stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our NDA to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. Furthermore, as of March 31, 2018, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.

16. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $3 thousand for the three months ended March 31, 2018, and a benefit for income taxes of $0.2 million for the three months ended March 31, 2017. Our ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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

We recognize the impact of a tax position in our financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.
The intraperiod tax allocation rules require that we allocate the provision for income taxes between continuing operations and other categories of earnings. In prior periods where we have a year-to-date pretax loss from continuing operations and year-to-date pre-tax income in other categories of earnings, such as other comprehensive income, ASC 740-20-45-7 requires that we allocate the income tax provision to other categories of earnings, and then record a related tax benefit in continuing operations. For the three months ended March 31, 2017, we recognized net income from investments and currency transactions within other comprehensive income while sustaining operating losses from continuing operations. As a result of the required allocation under ASC 740-20-45-7, we recorded tax expense of $1.0 million in “other comprehensive income” on the accompanying Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017, and a tax benefit of $0.2 million within “(provision) benefit for income taxes” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017. Beginning January 1, 2018, under the new requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, we do not anticipate intraperiod tax allocations in connection with other comprehensive (loss) income going forward.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018, the transition of U.S. international taxation from a worldwide tax system to a territorial system, which includes a new federal tax on global intangible low-taxed income (Global Minimum Tax or GMT), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We calculated a provisional estimate of the impact of the Tax Act.

In addition, the SEC Staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

At December 31, 2017, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments. The provisional amounts described below are subject to revisions as we complete our analysis of the Tax Act, collect data, and interpret any additional guidance issued by the United States Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard-setting and regulatory bodies. Adjustments to the provisional amounts may materially impact our consolidated income tax provision (benefit) and effective tax rates in the period(s) in which such adjustments are made. Our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.

Reduction of U.S. federal corporate tax rate: For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease in net deferred tax assets of $38.9 million, with a corresponding decrease in the valuation allowance of $41.4 million and a benefit to income tax expense of $2.5 million for the year ended December 31, 2017. This provisional estimate may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.

Deemed repatriation transition tax: Based upon our preliminary analysis, we have concluded that a net accumulated E&P deficit exists as of December 31, 2017 for our foreign subsidiaries. As a result, we did not accrue any provisional transition tax liabilities. We will continue to gather additional and perform additional analyses to more precisely determine past foreign earnings and related taxes and will update our provisional estimate with respect to the transition tax liability when such work is completed within the one-year measurement period.

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

Under GAAP, we are allowed to make an accounting policy choice with respect to the GMT of either (1) treating taxes due on future U.S. inclusions in taxable income related to GMT as a current-period expense when incurred or (2) as a component of deferred income taxes. We will make our accounting policy election for this item when our analysis is complete, during the measurement period.

17. STOCKHOLDERS’ EQUITY
Sale of Common Stock Under ATM Agreements
In December 2015, we entered into a collective at-market-issuance sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (the “December 2015 ATM Agreement”). The December 2015 ATM Agreement allowed us to raise gross proceeds of up to $100 million from the sale of our common stock through these brokers under our shelf registration statement on Form S-3 (declared effective by the SEC on February 3, 2016; File No. 333-208760) (the “Registration Statement”). As of July 31, 2017, we had fully utilized this ATM facility.
In August 2017, we entered into a collective at-market-issuance sales agreement with H.C. Wainwright & Co., LLC., FBR Capital Markets & Co., and MLV & Co. LLC (the "August 2017 ATM Agreement"). The August 2017 ATM Agreement allows us to raise gross proceeds of up to $150 million from the sale of our common stock through these brokers under the Registration Statement. As of March 31, 2018, approximately $43.9 million remained available for sale under this ATM facility.

We sold and issued shares of our common stock under both the December 2015 ATM Agreement and August 2017 ATM Agreement, summarized as follows:

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
There were no sales of our common stock under the August 2017 ATM Agreement during the three months ended March 31, 2018.

18. IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS FOR STOCK-BASED COMPENSATION
Subsequent to the issuance of our unaudited interim financial statements for the quarter and year-to-date periods ended September 30, 2017, our management identified certain immaterial errors within previously reported operating expense captions of “selling, general, and administrative” and “research and development” that solely relate to our stock-based compensation recognition (see Note 6). These errors were primarily the result of an improper system setting during our implementation of a then-new stock-based compensation software in 2012. Consequently, incremental expense for the reversal of previously applied forfeiture estimates was not timely recognized upon the full vesting of each award, as required; this error persisted through September 30, 2017. We considered these errors from a qualitative and quantitative perspective, and concluded they were not material to each prior period. We have restated our accompanying Condensed Consolidated Financial Statements to correct for these immaterial errors for the prior-year interim period presented.

Restated Condensed Consolidated Statements of Operations for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	As Previously Reported	As Restated
Operating costs and expenses:
Selling, general and administrative	$18,607	$19,104
Research and development	14,696	14,779
Total operating costs and expenses	50,430	51,010
Loss from operations	(21,329)	(21,909)
Loss before income taxes	(23,168)	(23,748)
Net loss	$(22,967)	$(23,547)
Net loss per share:
Basic	$(0.29)	$(0.30)
Diluted	$(0.29)	$(0.30)
Restated Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	As Previously Reported	As Restated
Net loss	$(22,967)	$(23,547)
Total comprehensive loss	$(21,008)	$(21,588)
Other than for the correction to net loss and stock-based compensation, the restatement adjustments had no impact on cash flows from operating, investing, or financing activities for the three months ended March 31, 2017. Furthermore, such restatement adjustments had no impact to prior period total assets, total liabilities or total stockholders’ equity.

19. IMPLEMENTATION OF NEW REVENUE RECOGNITION STANDARD ON JANUARY 1, 2018
As discussed in Note 2(i), Topic 606 became effective for us on January 1, 2018. We applied the “modified retrospective” transition method for open contracts for its implementation; this resulted in the recognition of an aggregate $4.7 million increase to our January 1, 2018 retained earnings for the tax-effected cumulative effect of initially applying this new standard, with no adjustments to our prior period face financial statements. Our prior periods continue to be presented in accordance with our historical accounting practices under Topic 605.

Had we continued to apply Topic 605 for our revenue recognition for the three months ended March 31, 2018, the “proforma” impact to our Condensed Consolidated Statements of Operations is presented in the table below:

	Three Months Ended March 31, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Revenue:
Product sales, net	$28,111	$397	$28,508
License fees and service revenue	2,384	120	2,504
Total revenues	$30,495	$517	$31,012
Loss from operations	(25,264)	517	(24,747)
Loss before income taxes	(15,813)	517	(15,296)
Net loss	$(15,816)	$517	$(15,299)
Net loss per share:
Basic and Diluted	$(0.16)	$0.01	$(0.15)

Had we continued to apply Topic 605 for our revenue recognition for the three months ended March 31, 2018, the “proforma” impact to our Condensed Consolidated Balance Sheets as of March 31, 2018 is presented in the table below.

	March 31, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Current assets:
Accounts receivable, net of allowance for doubtful accounts	33,375	107	33,482
Total current assets	$277,028	$107	$277,135
Total assets	$444,273	$107	$444,380

Current liabilities:
Deferred revenue	—	3,476	3,476
Total current liabilities	$93,422	$3,476	$96,898

Deferred revenue, less current portion	—	311	311
Total liabilities	$119,979	$3,787	$123,766

Stockholders’ equity:
Accumulated deficit	(495,691)	3,894	(491,797)
Total stockholders’ equity	324,294	3,894	328,188
Total liabilities and stockholders’ equity	$444,273	$107	$444,380

Had we continued to apply Topic 605 for our revenue recognition for the three months ended March 31, 2018, the “proforma” impact to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 is presented in the table below:

	Three Months Ended March 31, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Net loss	$(15,816)	$517	$(15,299)
Changes in operating assets and liabilities:
Accounts receivable, net	(583)	(107)	(690)
Deferred revenue	—	(410)	(410)

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, a commercial infrastructure and a field sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: non-Hodgkin’s lymphoma, advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma.
We also have three drugs in mid-to-late stage development (in Phase 2 or Phase 3 clinical trials):

•	Poziotinib, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer.

•	ROLONTIS (formerly referred to as SPI-2012 or LAPS-G-CSF) for chemotherapy-induced neutropenia.

•	QAPZOLA (formerly referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer, or NMIBC.
See Item 1. Business of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for a discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights of Product Development Initiatives
We continue to make meaningful progress in the advancement of our product pipeline, as summarized below:

•	Poziotinib, an irreversible tyrosine kinase inhibitor:
Non-small cell lung cancer (“NSCLC”) tumors with EGFR or HER2 exon 20 insertion mutations are rare, and have generally not been responsive to several other tyrosine kinase inhibitors (“TKIs”). Consequently, there are no drugs currently approved to treat patients with these mutations, who have a poor prognosis of approximately two months of progression-free survival. However, poziotinib, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of EGFR or HER2 exon 20 insertions.
Use in Treatment of Lung Cancer
In collaboration with The University of Texas MD Anderson Cancer Center (“MD Anderson”), an investigator-sponsored Phase 2 trial was initiated in NSCLC patients with EGFR or HER2 exon 20 mutations. The EGFR cohort of 50 patients has completed enrollment; the enrollment of the HER2 cohort of 30 patients is ongoing.
On April 23, 2018, poziotinib data was published in Nature Medicine from the ongoing study led by MD Anderson. This publication summarized the current preclinical and clinical data with poziotinib for EGFR and HER2 exon 20 mutations. MD Anderson utilized in silico, in vitro, and in vivo testing to model structural alterations induced by exon 20 mutations and identify potentially effective inhibitors. 3-D modeling indicated alterations restricted the size of the drug binding pocket, limiting the binding of large, rigid inhibitors. It was found that poziotinib, due to its small size and flexibility, can circumvent these steric changes, and is a potent inhibitor of the most common EGFR and HER2 exon 20 mutants. Poziotinib demonstrated greater activity than approved EGFR TKIs in vitro and in EGFR or HER2 exon 20 mutant patient-derived xenograft models, and genetically engineered mouse models of NSCLC.
This Nature Medicine publication reported an update on the preliminary clinical data of poziotinib dosing on the 11 NSCLC patients previously reported at World Lung Conference on Lung Cancer in October 2017. The reported poziotinib data demonstrated a confirmed objective response rate of 64%, and its safety profile was consistent with other TKIs. The median progression-free survival had not been reached (with a median follow-up of 6.6 months). We expect additional data from this study to be presented at the upcoming World Conference on Lung Cancer during September 23-26, 2018 in Toronto, Canada.
In addition to the MD Anderson study, we initiated a multi-center study in NSCLC patients with EGFR or HER2 exon 20 insertion mutations, beginning October 2017. This study will enroll up to 87 patients with EGFR exon 20 insertion mutations, and up to 87 patients with HER2 exon 20 insertion mutations.
In a recent April 2018 American Association of Cancer Research poster presentation for poziotinib, data was presented highlighting the preclinical and clinical activity of poziotinib in HER2 exon 20 mutant NSCLC. The poster also noted that EGFR and HER2 exon 20 mutations occur in a variety of other solid tumors in addition to NSCLC. We are planning a “basket study” to investigate the potential for poziotinib to treat patients with these mutations in other solid tumor cancer-types.
Use in Treatment of Breast Cancer
We are also currently enrolling patients in a Phase 2 breast cancer trial for poziotinib. The Phase 2 study is an open-label study that will enroll approximately 75 patients with HER2 positive metastatic breast cancer, who have failed at least two HER2 directed therapies. Additionally, we have recently opened a Phase 1b study hat will test the combination of poziotinib and ado-trastuzumab emtansine (T-DM1) in patients with metastatic breast cancer.

•	ROLONTIS, a novel long-acting G-CSF:
A pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia. Based on the amended special protocol assessment (“SPA”) received from the FDA, the size of the ADVANCE study was reset to 400 evaluable patients. The ADVANCE study has completed enrollment with 406 patients and on February 5, 2018, we announced that the top line result of this study met the primary endpoint of non-inferiority in Duration of Severe Neutropenia between ROLONTIS and pegfilgrastim, with a similar adverse profile between the two study arms. We initiated a second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302) and also announced the completion of its enrollment on February 5, 2018. We expect to file our Biologics License Application with the FDA for ROLONTIS in the fourth quarter of 2018.

•	QAPZOLA, a potent tumor-activated drug being investigated for NMIBC:
In February 2017, we received a SPA from the FDA for our redesigned Phase 3 study of QAPZOLA. This Phase 3 study has been specifically designed to build on learnings from our previous studies, as well as recommendations from the FDA. Currently, we anticipate that 425 evaluable patients will be enrolled in the Phase 3 study, which will use a single dose of 8 mg of QAPZOLA and will evaluate time-to-recurrence as the primary endpoint. We began enrolling patients in the third quarter of 2017.
CHARACTERISTICS OF OUR REVENUE AND EXPENSES

See Item 7. Characteristics of Our Revenue and Expenses of our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition (see Note 2(i) to our accompanying Condensed Consolidated Financial Statements for discussion regarding our January 1, 2018 adoption of the new revenue recognition standard)

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals (as required)

RESULTS OF OPERATIONS
Operations Overview – Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018		2017
	($ in thousands)
Total revenues	$30,495	100.0%	$29,101	100.0%
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	6,813	22.3%	8,135	28.0%
Cost of service revenue	—	—%	2,103	7.2%
Selling, general and administrative	24,104	79.0%	19,104	65.6%
Research and development	17,895	58.7%	14,779	50.8%
Amortization of intangible assets	6,947	22.8%	6,889	23.7%
Total operating costs and expenses	55,759	182.8%	51,010	175.3%
Loss from operations	(25,264)	(82.8)%	(21,909)	(75.3)%
Interest expense, net	(230)	(0.8)%	(2,052)	(7.1)%
Change in fair value of contingent consideration related to acquisitions	(291)	(1.0)%	(197)	(0.7)%
Other income, net	9,972	32.7%	410	1.4%
Loss before income taxes	(15,813)	(51.9)%	(23,748)	(81.6)%
(Provision) benefit for income taxes	(3)	—%	201	0.7%
Net loss	$(15,816)	(51.9)%	$(23,547)	(80.9)%

THREE MONTHS ENDED MARCH 31, 2018 AND 2017
Total Revenues

	Three Months Ended March 31, 2018
	2018		2017		$ Change	% Change
	($ in millions)
Product sales, net:
FOLOTYN	$12.7		$9.3		$3.4	36.6%
EVOMELA	8.1		6.3		1.8	28.6%
BELEODAQ	2.7		2.9		(0.2)	(6.9)%
ZEVALIN	3.0		2.8		0.2	7.1%
MARQIBO	0.9		2.0		(1.1)	(55.0)%
FUSILEV	0.6		2.6		(2.0)	(76.9)%
	$28.0	*	$25.9	*	$2.1	8.1%
License fees and service revenue	2.4		3.3		(0.9)	(27.3)%
Total revenues	$30.4	*	$29.2	*	$1.2	4.1%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, by an immaterial amount due to rounding.
Product sales, net. To derive net product sales, gross product revenues in each period are reduced by management’s latest estimated provisions for (i) product returns, (ii) government chargebacks, (iii) prompt pay discounts, (iv) commercial rebates, (v) Medicaid rebates, and (vi) distribution, data, and group purchasing organization, or GPO, administrative fees. Our management considers various factors in the determination of these provisions, which are described within Note 2(i)(a) to our accompanying Condensed Consolidated Financial Statements.
FOLOTYN revenue increased $3.4 million as a result of an increase in both the units sold and the net average sales price per unit in the current period.
EVOMELA revenue increased $1.8 million as a result of an increase in the number of units sold, partially offset by a decrease in our average net sales price per unit in the current period.
BELEODAQ revenue decreased $0.2 million as a result of a decrease in the average net sales price per unit, partially offset by an increase in the number of units sold in the current period.
ZEVALIN revenue increased $0.2 million as a result of an overall increase in units sold, partially offset by a decrease in the net average sales price per unit in the current period.
MARQIBO revenue decreased $1.1 million as a result of a decline in the units sold, partially offset by an increase in the net average sales price per unit in the current period.
FUSILEV revenue decreased $2.0 million as a result of the continued significant decline in both our unit sales and our net average sales price due to the competitive launch of generic levo-leucovorin products beginning in April 2015 (see Note 3(f)) to our accompanying Condensed Consolidated Financial Statements). We expect to report further net sales declines of FUSILEV in 2018 due to ongoing pricing pressure from generic competition.
License fees and service revenue. Our license fees and service revenue in the current period decreased by $0.9 million primarily due to $2.4 million of non-recurring service revenue from our expired co-promotion arrangement with Eagle Pharmaceuticals, Inc. (see Note 15(b)(iv) to our accompanying Condensed Consolidated Financial Statements), partially offset by (i) $2 million contractual milestone achievement by our licensee for ZEVALIN sales (see Note 12 to our accompanying Condensed Consolidated Financial Statements), resulting in a $1.4 million increase in fees from the prior-year period for this out-license, and (ii) $0.1 million increase in royalties related to our out-license of FOLOTYN (see Note 14 to our accompanying Condensed Consolidated Financial Statements).

Operating Expenses

	Three Months Ended March 31, 2018
	2018		2017	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	$6.8		$8.1	$(1.3)	(16.0)%
Cost of service revenue	—		2.1	(2.1)	(100.0)%
Selling, general and administrative	24.1		19.1	5.0	26.2%
Research and development	17.9		14.8	3.1	20.9%
Amortization of intangible assets	6.9		6.9	—	—%
Total operating costs and expenses	$55.7	*	$51.0	$4.7	9.2%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, by an immaterial amount due to rounding.
Cost of Sales. Cost of sales decreased $1.3 million in the current period, despite our net product revenue increase. This increase in gross margins was primarily due to our product sales mix and cost improvements related to our EVOMELA manufacturing activities.
Cost of Service Revenue. Cost of service revenue relates to our allocated commercial and marketing expenses (from “selling, general, and administrative” expenses) for the fee-based promotion and sale of Eagle Pharmaceuticals, Inc.’s products by our sales force. Our cost of service revenue decreased by the full $2.1 million incurred in the prior period, as we ceased marketing these products as of July 1, 2017 (see Note 12 to our accompanying Condensed Consolidated Financial Statements).
Selling, General and Administrative. Selling, general and administrative expenses increased $5.0 million in the current period primarily due to a (i) $2.6 million increase in litigation expenses primarily associated with the termination of our former chief executive officer in December 2017, and (ii) non-recurrence of certain sales and marketing costs in the prior period, aggregating $2.1 million, that were allocated from this account to “cost of service revenue” (see above).

Research and Development. Research and development expenses increased by $3.1 million in the current period due to a number of factors, including (i) $3.7 million increase in clinical and development initiatives largely related to poziotinib, (ii) $1.2 million increase in technical transfer costs associated with ZEVALIN production, and (iii) $1 million increase in personnel-related costs to drive our product development. These increases were partially offset by a $3.1 million decrease in clinical trial expenses associated with ROLONTIS, as both the ADVANCE and RECOVER studies have completed enrollment and associated costs are down significantly as compared to the prior year period.
Amortization of Intangible Assets. Amortization expense remained consistent compared to the prior year period.
Total Other Income (Expense)

	Three Months Ended March 31, 2018
	2018	2017	$ Change	% Change
	($ in millions)
Total other income (expense)	$9.5	$(1.8)	$11.3	627.8%
Total other income (expense). Total other income (expense) increased by $11.3 million primarily due to (i) $10.2 million increase in unrealized gain on our CASI Pharmaceuticals, Inc. equity securities, which are now recorded within “other income (expense)” rather than “other comprehensive (loss) income” due to our adoption of ASU 2016-01 (see Note 3(a) to our accompanying Condensed Consolidated Financial Statements), and (ii) $1.8 million decrease in interest expense on our due 2018 Convertible Senior Notes as a result of our October 2017 repurchase of $69.5 million of principal value (see Note 13), partially offset by a $0.4 million increase in executive deferred compensation expense as a result of decreases in fair value of corresponding plan assets (see Note 15(f)), and a $0.1 million increase in the fair value of contingent consideration related to our MARQIBO product (see Note 9(b)).
(Provision) Benefit for Income Taxes

	Three months ended March 31,
	2018	2017	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$—	$0.2	$(0.2)	(100.0)%
Our current period provision for income taxes of $3 thousand is primarily due to changes in our deferred tax liabilities related to our indefinite lived assets, which impacts the required valuation allowance on our deferred tax asset. For the three months ended March 31, 2017, we recognized income from investments and currency transactions within “other comprehensive (loss) income” while sustaining operating losses from continuing operations. As a result of required accounting allocations for the three months ended March 31, 2017, we recorded tax expense of $1.0 million in "other comprehensive (loss) income" on the accompanying Condensed Consolidated Statements of Comprehensive Loss, and a tax benefit of $0.2 million within "(provision) benefit for income taxes" on the Condensed Consolidated Statements of Operations.
LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2018	December 31, 2017	March 31, 2017
	(in thousands, except financial metrics data)
Cash, cash equivalents, and marketable securities*	$231,916	$227,571	$137,443
Accounts receivable, net	$33,375	$32,260	$39,488
Total current assets	$277,028	$277,746	$196,993
Total current liabilities	$93,422	$109,749	$57,185
Working capital surplus (a)	$183,606	$167,997	$139,808
Current ratio (b)	3.0	2.5	3.4

* As of March 31, 2018, we reclassified our presentation of equity holdings in CASI (see Note 3(a) and Note 10 to our accompanying Condensed Consolidated Financial Statements) from the caption of “other assets” to “marketable securities.”

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $26.7 million for the three months ended March 31, 2018, as compared to $20.1 million in the prior year period. For the three months ended March 31, 2018 and 2017, our cash collections from customers totaled $32.4 million and $35.2 million, respectively, representing 106.1% and 120.8% of reported net revenue for the same three-month periods. For the three months ended March 31, 2018 and 2017, cash payments for products, services, chargebacks, and rebates to our employees, vendors, and product end-users totaled $60.4 million and $58.0 million, respectively.
Net Cash Provided by (Used In) Investing Activities
Net cash provided by investing activities was $4.1 million for the three months ended March 31, 2018, as compared to $0.1 million of cash used in investing activities during the prior year period. The cash provided by investing activities for the three months of 2018 primarily relates to $4.1 million of proceeds received from the redemption of our corporate-owned life insurance policy, partially offset by $0.1 million of computer hardware and software purchases.
Net Cash Used In Financing Activities
Net cash used in financing activities was $21.1 million for the three months ended March 31, 2018, as compared to $0.8 million in the prior year period. Our cash used in financing activities during the first three months of 2018 primarily relates to our $27.7 million of aggregate payments to federal and state tax authorities related to our employees’ tax liabilities at the time of stock vestings and exercises. We made these payments in return for an equivalent value of surrendered shares by our employees. This outflow was partially offset by $4.6 million of proceeds received from employees related to remittances to federal and state tax authorities for taxes due at vesting/exercise of equity awards, and $1.9 million of proceeds as a result of the exercise of employee stock options.

2018 Convertible Notes
On December 17, 2013, we entered into an agreement for the sale of 2018 Convertible Notes in the aggregate amount of $120 million. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option. As of March 31, 2018 and December 31, 2017, an aggregate principal amount of $40.6 million remained outstanding due to our open market purchases of these instruments in December 2016 and October 2017.
The 2018 Convertible Notes are convertible into shares of our common stock at a current conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, or a conversion price of approximately $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. We may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election. As a result, a maximum of approximately 3.9 million common shares would have been issued if the 2018 Convertible Notes had been converted in full on March 31, 2018, and we choose not to settle any of such conversions in cash or a combination of cash and shares.
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

Through March 31, 2018, we had raised aggregate gross net proceeds of $202.1 million through these at-market sales, of which $128.3 million was raised during the year ended December 31, 2017. We had no sales under the ATM during the three months ended March 31, 2018. We are using these proceeds to continue to develop our product pipeline and to provide additional capital structure flexibility. As of March 31, 2018, approximately $43.9 million remained available for sale under the agreement we entered into in August 2017.
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
We believe that our $232 million in aggregate cash and equivalents and marketable securities as of March 31, 2018 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities (see Note 17 to our accompanying Condensed Consolidated Financial Statements), if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital, or on terms favorable to us or our current stockholders and convertible senior note holders, if at all.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates, credit ratings and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2018, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly-rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate such risk by maintaining a limited portion of our cash in Euros.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations of the Effectiveness of Internal Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of inherent limitations in any control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. We continuously seek to improve the efficiency and effectiveness of our operations and of our internal controls.

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

Certain of the legal proceedings in which we are involved are discussed in Note 15, “Financial Commitments & Contingencies and License Agreements,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.
ITEM 1A.    RISK FACTORS
As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 7, 2018.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	3/29/18
4.1	Second Amendment to Rights Agreement, dated March 27, 2018, by and between Spectrum Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent.	8-K	001-35006	4.1	3/29/18
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 4, 2018	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)