Form 10-Q
period 2018-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2018-08-09
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, 105,958,838 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018
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

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$174,371	$227,323
Marketable securities	95,287	248
Accounts receivable, net of allowance for doubtful accounts of $70 and $71, respectively	27,658	32,260
Other receivables	2,915	2,133
Inventories	4,520	5,715
Prepaid expenses and other assets	4,769	10,067
Total current assets	309,520	277,746
Property and equipment, net of accumulated depreciation	523	589
Intangible assets, net of accumulated amortization	123,214	137,159
Goodwill	18,106	18,162
Other assets	13,159	53,783
Total assets	$464,522	$487,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$49,886	$58,117
Accrued payroll and benefits	4,946	9,261
Deferred revenue	—	3,872
FOLOTYN development liability	211	275
Convertible senior notes	39,427	38,224
Total current liabilities	94,470	109,749
FOLOTYN development liability, less current portion	11,980	12,111
Deferred revenue, less current portion	—	315
Acquisition-related contingent obligations	6,755	6,272
Deferred tax liabilities	1,447	1,438
Other long-term liabilities	5,751	6,215
Total liabilities	120,403	136,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 105,130,603 and 100,742,735 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	103	100
Additional paid-in capital	829,052	837,347
Accumulated other comprehensive (loss) income	(3,088)	15,999
Accumulated deficit	(481,948)	(502,107)
Total stockholders’ equity	344,119	351,339
Total liabilities and stockholders’ equity	$464,522	$487,439

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$23,753	$31,156	$51,863	$57,001
License fees and service revenue	415	3,145	2,799	6,401
Total revenues	$24,168	$34,301	$54,662	$63,402
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	6,606	11,303	13,420	19,439
Cost of service revenue	—	2,118	—	4,221
Selling, general and administrative	23,451	17,421	47,556	36,525
Research and development	21,488	15,167	39,382	29,945
Amortization of intangible assets	6,934	6,901	13,880	13,790
Total operating costs and expenses	58,479	52,910	114,238	103,920
Loss from operations	(34,311)	(18,609)	(59,576)	(40,518)
Other income (expense):
Interest expense, net	(242)	(2,131)	(472)	(4,182)
Change in fair value of contingent consideration related to acquisitions	(192)	(97)	(483)	(294)
Other income, net	48,492	240	58,463	650
Total other income (expense)	48,058	(1,988)	57,508	(3,826)
Income (loss) before income taxes	13,747	(20,597)	(2,068)	(44,344)
Provision for income taxes	(3)	(255)	(6)	(54)
Net income (loss)	$13,744	$(20,852)	$(2,074)	$(44,398)
Net income (loss) per share:
Basic	$0.13	$(0.27)	$(0.02)	$(0.57)
Diluted (Note 7)	$0.13	$(0.27)	$(0.02)	$(0.57)
Weighted average shares outstanding:
Basic	102,597,059	78,576,260	101,747,416	78,366,610
Diluted	112,617,150	78,576,260	101,747,416	78,366,610
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$13,744	$(20,852)	$(2,074)	$(44,398)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income tax benefit of $960, and $0 for the three and six months ended June 30, 2017	—	(2,951)	—	(1,144)
Cumulative effect of ASU 2016-01 adoption on January 1, 2018 for unrealized gains on equity securities, net of income tax; recorded as a reclassification to "accumulated deficit" (see Note 3(a))	—	—	(17,211)	—
Foreign currency translation adjustments	(2,269)	792	(1,876)	944
Other comprehensive loss	(2,269)	(2,159)	(19,087)	(200)
Total comprehensive income (loss)	$11,475	$(23,011)	$(21,161)	$(44,598)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(2,074)	$(44,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,993	13,961
Stock-based compensation	9,211	7,207
Accretion of debt discount on 2018 Convertible Notes, recorded to interest expense (Note 13)	1,079	2,794
Amortization of deferred financing costs on 2018 Convertible Notes, recorded to interest expense (Note 13)	124	321
Unrealized gains from transactions denominated in foreign currency	10	(15)
Change in cash surrender value of corporate-owned life insurance policy	(5)	(153)
Deferred tax liabilities	9	127
Income tax recognition on unrealized gain for available-for-sale securities	—	—
Unrealized gains on marketable securities (Note 3(a))	(58,634)	—
Change in fair value of contingent consideration related to the Talon and EVOMELA acquisitions (Note 9)	483	294
Changes in operating assets and liabilities:
Accounts receivable, net	5,087	(2,105)
Other receivables	(781)	1,299
Inventories	816	428
Prepaid expenses	1,167	(439)
Other assets	3,451	863
Accounts payable and other accrued obligations	(8,210)	3,519
Accrued payroll and benefits	(4,314)	(2,737)
FOLOTYN development liability	(195)	(567)
Deferred revenue	—	(700)
Other long-term liabilities	(464)	847
Net cash used in operating activities	(39,247)	(19,454)
Cash Flows From Investing Activities:
Proceeds from redemption of corporate-owned life insurance policy	4,130	—
Payment for corporate-owned life insurance premiums	—	(601)
Redemption of mutual funds	—	(1)
Purchases of property and equipment	(46)	(167)
Net cash provided by (used in) investing activities	4,084	(769)
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options	4,804	1,010
Proceeds from sale of stock under employee stock purchase plan	734	406
Proceeds from employees, for our remittance to tax authorities, related to employee vesting of restricted stock and stock option exercises	4,645	—
Payments to tax authorities related to employee surrender of vested restricted stock and stock option exercises	(27,686)	(1,284)
Net cash (used in) provided by financing activities	(17,503)	132
Effect of exchange rates on cash and equivalents	(286)	182
Net decrease in cash and cash equivalents	(52,952)	(19,909)
Cash and cash equivalents—beginning of period	227,323	158,222
Cash and cash equivalents—end of period	$174,371	$138,313
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$27	$10
Cash paid for interest	$558	$1,513

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial infrastructure and a field-based sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: non-Hodgkin’s lymphoma (“NHL”), advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma (“MM”).
We also have three drugs in mid-to-late stage development (in Phase 2 or Phase 3 clinical trials):

•	poziotinib, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer;

•	ROLONTIS for chemotherapy-induced neutropenia; and

•	QAPZOLA for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer (“NMIBC”).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and six months ended June 30, 2018 and 2017, respectively, is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2018 and 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed with the SEC on March 7, 2018).
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
Variable Interest Entity
We own fifty-percent of SPC, a legal entity organized in Quebec, Canada in January 2008. Some of our clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP). We fund all of SPC’s operating costs, and since we assume all risks and rewards for this entity, we meet the criteria as being its “primary beneficiary.” Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and marketing oncology and hematology drug products. For the three and six months ended June 30, 2018 and 2017, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding cash held in certain foreign bank accounts and ZEVALIN distribution rights for ex-U.S. territories - see Note 3(f)) are held in the United States.
2. USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses. These amounts may materially differ from the amount ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, our management evaluates its most critical estimates and assumptions, including those related to (i) gross-to-net revenue adjustments; (ii) the timing of revenue recognition; (iii) the collectability of customer accounts; (iv) whether the cost of our inventories can be recovered; (v) the recoverability of our reported goodwill and intangible assets; (vi) the realization of our tax assets and estimates of our tax liabilities; (vii) the likelihood of payment and value of contingent liabilities; (viii) the fair value of our investments; (ix) the valuation of our stock options and the periodic expense recognition of stock-based compensation; and (x) the potential outcome of our ongoing or threatened litigation.
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
Required Elements of Our Revenue Recognition: Revenue from our (a) product sales, (b) out-license arrangements, and (c) service arrangements is recognized under Topic 606 in a manner that reasonably reflects the delivery of our goods and/or services to customers in return for expected consideration and includes the following elements:

(1)	we ensure that we have an executed contract(s) with our customer that we believe is legally enforceable;

(2)	we identify the “performance obligations” in the respective contract;

(3)	we determine the “transaction price” for each performance obligation in the respective contract;

(4)	we allocate the transaction price to each performance obligation; and

(5)	we recognize revenue only when we satisfy each performance obligation.
    These five elements, as applied to each of our revenue categories, are summarized below:
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
(b) License Fees: Our out-license arrangements allow licensees to market our product(s) in certain territories for a specific term (representing the out-license of “functional intellectual property”). These arrangements may include one or more of the following forms of consideration: (i) upfront license fees, (ii) sales royalties, (iii) sales milestone-achievement fees, and (iv) regulatory milestone-achievement fees. We recognize revenue for each based on the contractual terms that establish our right to collect payment once the performance obligation is achieved, as follows:
(1) Upfront license fees: We determine whether upfront license fees are earned at the time of contract execution (i.e., when rights transfer to the customer) or over the actual (or implied) contractual period of the out-license. As part of this determination, we evaluate whether we have any other requirements to provide substantive services that are inseparable from the performance obligation of the license transfer. Our customers’ “distinct” rights to licensed “functional intellectual property” at the time of contract execution results in concurrent revenue recognition of all upfront license fees (assuming that there are no other performance obligations at contract execution that are inseparable from this license transfer).

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(2) Royalties: Under the “sales-or-usage-based royalty exception” we recognize revenue in the same period that our licensees complete product sales in their territory for which we are contractually entitled to a percentage-based royalty receipt.

(3) Sales milestones: Under the “sales-or-usage-based royalty exception” we recognize revenue in full within the period that our licensees achieve annual or aggregate product sales levels in their territories for which we are contractually entitled to a specified lump-sum receipt.

(4) Regulatory milestones: Under the terms of the respective out-license, regulatory achievements may either be our responsibility, or that of our licensee.

•
When our licensee is responsible for the achievement of the regulatory milestone, we recognize revenue in full (for the contractual amount due from our licensee) in the period that the approval occurs (i.e., when the “performance obligation” is satisfied by our customer) under the “most likely amount” method. This revenue recognition remains “constrained” (i.e., not recognized) until regulatory approval occurs, given its inherent uncertainty and the requirement of a significant revenue reversal not being probable if achievement does not occur. At each reporting period, we re-evaluate the probability of milestone achievement and the associated revenue constraint; any resulting adjustments would be recorded on a cumulative catch-up basis, thus reflected in our financial statements in the period of adjustment.

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

(c) Service Revenue: We receive fees under certain arrangements for (i) sales and marketing services, (ii) supply chain services, (iii) research and development services, and (iv) clinical trial management services.
Our rights to receive payment for these services may be established by (1) a fixed-fee schedule that covers the term of the arrangement, so long as we meet ongoing performance obligations, (2) our completion of product delivery in our capacity as a procurement agent, (3) the successful completion of a phase of drug development, (4) favorable results from a clinical trial, and/or (5) regulatory approval events.
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
(viii) Stock-Based Compensation

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Stock-based compensation expense for equity awards granted to our employees and members of our Board of Directors is recognized on a straight-line basis over each award’s vesting period. Recognized compensation expense is net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited prior to vesting, though is ultimately adjusted for actual forfeitures. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) that have service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) that have combined market conditions and service conditions for vesting.
The recognition of stock-based compensation expense and the initial calculation of stock option fair value requires uncertain assumptions, including (a) the pre-vesting forfeiture rate of the award, (b) the expected term that the stock option will remain outstanding, (c) our stock price volatility over the expected term (and that of our designated peer group with respect to certain market-based awards), and (d) the prevailing risk-free interest rate for the period matching the expected term.
With regard to (a)-(d): We estimate forfeiture rates based on our employees’ overall forfeiture history, which we believe will be representative of future results. We estimate the expected term of stock options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility of our common stock for a look-back period that corresponds with the expected term. We estimate the risk-free interest rate based upon the U.S. Department of the Treasury yields in effect at award grant, for a period equaling the expected term of the stock option.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “provision for income taxes” within the Condensed Consolidated Statements of Operations for the period in which we received the notice.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of June 30, 2018 and December 31, 2017, our “cash and cash equivalents” were held with major financial institutions. Our “marketable securities” solely relate to our equity holdings in CASI (see Note 10).
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
Our investment policy requires that purchased investments in marketable securities may only be in highly-rated instruments, which are primarily U.S. treasury bills or treasury-backed securities, and also limits our investments in securities of any single issuer (excluding any debt or equity securities received from our strategic partners in connection with an out-license arrangement, as discussed in Note 10).

The carrying amount of our equity securities, money market funds, and Bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Cost	Foreign Currency Translation	Gross Unrealized Gains*	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
June 30, 2018
Equity securities* (see Note 3(g) and Note 10)	$8,710	$(1,747)	$88,075	$—	$95,038	$—	$95,038
Bank deposits	10,769	—	—	—	10,769	10,769	—
Money market funds	163,602	—	—	—	163,602	163,602	—
Bank certificates of deposits	249	—	—	—	249	—	249
Total cash and cash equivalents and marketable securities	$183,330	$(1,747)	$88,075	$—	$269,658	$174,371	$95,287
December 31, 2017
Bank deposits	$10,965	$—	$—	$—	$10,965	$10,965	$—
Money market funds	216,358	—	—	—	216,358	216,358	—
Bank certificates of deposits	248	—	—	—	248	—	248
Total cash and cash equivalents and marketable securities	$227,571	$—	$—	$—	$227,571	$227,323	$248
* Beginning January 1, 2018, under the new requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, the unrealized gains (losses) on our CASI Pharmaceuticals, Inc. (NASDAQ: CASI) (“CASI”) equity securities are recognized as an increase (decrease) to “other income, net” on the Consolidated Statements of Operations (rather than through “other comprehensive (loss) income” on the Consolidated Statements of Comprehensive Loss). Our adoption of ASU 2016-01 on January 1, 2018, resulted in a $17.2 million cumulative-effect adjustment, net of income tax, recorded as a decrease to “accumulated other comprehensive (loss) income” and a decrease to “accumulated deficit” on the accompanying Condensed Consolidated Balance Sheets. Our recognized unrealized gain on these equity securities for the three and six months ended June 30, 2018 was $48.5 million and $58.6 million, respectively, as reported in “other income, net” on the accompanying Condensed Consolidated Statements of Operations.
As of June 30, 2018, none of our securities were in an unrealized loss position.
(b) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	June 30, 2018	December 31, 2017
Computer hardware and software	$3,080	$2,994
Laboratory equipment	635	630
Office furniture	212	218
Leasehold improvements	2,938	2,938
Property and equipment, at cost	6,865	6,780
(Less): Accumulated depreciation	(6,342)	(6,191)
Property and equipment, net of accumulated depreciation	$523	$589
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the six months ended June 30, 2018 and 2017, was $112 thousand and $0.2 million, respectively.
In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. The new topic supersedes Topic 840, Leases, and requires lease assets and lease liabilities (including those for operating leases) to be presented on the balance sheet at their “gross amounts” and requires additional disclosures regarding lease arrangements. Topic 842 is effective for us beginning January 1, 2019, and mandates a “modified retrospective” transition method. We are currently assessing the quantitative impact this guidance will have on our consolidated financial statements. We presently do not have any capital lease arrangements, or have any active contracts that would contain an “embedded lease”. Our current lease arrangements affected by this “gross-up” presentation on our balance sheets, beginning

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

January 1, 2019, are limited to our principal executive office in Henderson, Nevada, and our administrative and research and development facility in Irvine, California, in addition to several other administrative office leases.

(c) Inventories
“Inventories” consists of the following:

	June 30, 2018	December 31, 2017
Raw materials	$2,149	$1,077
Work-in-process	3,204	2,551
Finished goods	2,647	5,187
(Less:) Non-current portion of inventories included within "other assets" *	(3,480)	(3,100)
Inventories	$4,520	$5,715

* The “non-current” portion of inventories is presented within “other assets” in the accompanying Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively. This value of $3.5 million at June 30, 2018 represents product that we expect to sell beyond June 30, 2019 and the value at December 31, 2017 represents product that we expect to sell beyond December 31, 2018.
.
(d) Prepaid Expenses and Other Assets
“Prepaid expenses and other assets” consists of the following:

	June 30, 2018	December 31, 2017
Other miscellaneous prepaid operating expenses	$3,900	$3,389
Prepaid insurance	761	645
Research and development supplies	108	1,883
Key employee life insurance - cash surrender value	—	4,150
Prepaid expenses and other assets	$4,769	$10,067
(e) Other Receivables
“Other receivables” consists of the following:

	June 30, 2018	December 31, 2017
Other miscellaneous receivables*	$968	$1,152
Income tax receivable	638	665
Insurance receivable	1,130	53
Reimbursements due from development partners for incurred research and development expenses	179	263
Other receivables	$2,915	$2,133
* As of June 30, 2018 and December 31, 2017, the balance is inclusive of $0.4 million and $0.4 million, respectively, of Medicaid rebate credits to be applied against future invoices for each respective state program, and $0.2 million and $0.4 million, respectively, of royalty receivables from Mundipharma International Corporation Limited (“Mundipharma”) for sales of ZEVALIN in Japan.
(f) Intangible Assets and Goodwill
Intangible assets, net of accumulated amortization and impairment charges consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

		June 30, 2018
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights	7,700	(1,333)	—	—	6,367	156	129
BELEODAQ distribution rights	25,000	(7,500)	—	—	17,500	160	112
MARQIBO distribution rights	26,900	(19,342)	—	—	7,558	81	21
FOLOTYN distribution rights (1)	118,400	(60,649)	—	—	57,751	152	53
ZEVALIN distribution rights – U.S.	41,900	(39,294)	—	—	2,606	123	9
ZEVALIN distribution rights – ex-U.S.	23,490	(17,624)	(2,994)	—	2,872	96	21
FUSILEV distribution rights (2)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (3)	27,900	(15,917)	—	(1,023)	10,960	110	49
Total intangible assets	$305,668	$(171,277)	$(2,994)	$(8,183)	$123,214

(1)
Beginning June 2016, we adjusted the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 16(g)).

(2)
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

Intangible asset amortization expense recognized during the six months ended June 30, 2018 and 2017, was $13.9 million and $13.8 million, respectively.

Estimated intangible asset amortization expense for the remainder of 2018 and the five succeeding fiscal years and thereafter is as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Years Ending December 31,
Remainder of 2018	$13,850
2019	25,095
2020	19,756
2021	18,266
2022	15,882
2023	2,467
2024 and thereafter	10,298
$105,614
“Goodwill” consists of the following:

	June 30, 2018	December 31, 2017
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(291)	(235)
Goodwill	$18,106	$18,162
(g) Other Assets
“Other assets” consists of the following:

	June 30, 2018	December 31, 2017
Equity securities (see Note 10)*	$—	$37,530
Key employee life insurance – cash surrender value	6,123	10,737
Inventories - non-current portion	3,480	3,100
Promissory note receivable - long term (see Note 10)	1,521	1,517
Income tax receivable**	668	668
Research & development supplies and other	1,367	231
Other assets	$13,159	$53,783
* As of March 31, 2018, we reclassified our presentation of these equity securities from this account caption to “marketable securities” on the face of our accompanying Condensed Consolidated Balance Sheets - see Note 3(a).
** This value represents the non-current portion of the refundable alternative minimum tax credit that is expected to be received over the next few years (see Note 16).
(h) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	June 30, 2018	December 31, 2017
Trade accounts payable and other accrued liabilities	$29,370	$33,648
Accrued rebates	6,904	7,990
Accrued product royalty	3,427	4,339
Allowance for returns	4,378	4,045
Accrued data and distribution fees	3,036	4,305
Accrued GPO administrative fees	230	296
Accrued inventory management fee	799	1,126
Allowance for chargebacks	1,742	2,368
Accounts payable and other accrued liabilities	$49,886	$58,117

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates (see Note 2(i)) were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2016	$9,817	$5,146	$2,309
Add: provisions	106,647	20,104	2,807
(Less): credits or actual allowances	(106,106)	(19,523)	(1,071)
Balance as of December 31, 2017	10,358	5,727	4,045
Add: provisions	33,083	7,094	898
(Less): credits or actual allowances	(34,795)	(8,756)	(565)
Balance as of June 30, 2018	$8,646	$4,065	$4,378

(i) Deferred Revenue
Deferred revenue (current and non-current) consists of the following:

	June 30, 2018	December 31, 2017
EVOMELA deferred revenue	$—	$3,819
ZEVALIN out-license in India territory (see Note 15(b)(iii))	—	368
Deferred revenue*	$—	$4,187
* On January 1, 2018, we reclassified the deferred revenue related to our EVOMELA product sales and our ZEVALIN out-license in the India territory of $3.8 million and $0.4 million, respectively. These amounts were included in the $4.7 million aggregate decrease to “accumulated deficit” on January 1, 2018, in accordance with the adoption of Topic 606 (see Note 2(i)).
(j) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	June 30, 2018	December 31, 2017
Accrued executive deferred compensation	$5,212	$5,928
Deferred rent (non-current portion)	1	52
Clinical study holdback fees, non-current	62	59
Other tax liabilities	176	176
Royalty liability	300	—
Other long-term liabilities	$5,751	$6,215

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN (see Note 2(i)) product sales reconciliation for the accompanying Condensed Consolidated Statements of Operations:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross product sales	$44,062	$67,709	$93,651	$125,926
Commercial rebates and government chargebacks	(16,053)	(30,001)	(33,083)	(57,324)
Data and distribution fees, GPO fees, and inventory management fees	(3,584)	(5,176)	(7,094)	(9,640)
Prompt pay discounts	(323)	(419)	(713)	(688)
Product returns	(349)	(957)	(898)	(1,273)
Product sales, net	$23,753	$31,156	$51,863	$57,001

5. COMPOSITION OF TOTAL REVENUE
The below table presents our net product sales by geography for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
United States	$21,347	89.9%	$29,064	93.3%	$44,545	85.9%	$52,865	92.7%
International:
Europe/Canada	2,406	10.1%	2,092	6.7%	5,894	11.4%	4,136	7.3%
Asia Pacific	—	—%	—	—%	1,424	2.7%	—	—%
Total International	2,406	10.1%	2,092	6.7%	7,318	14.1%	4,136	7.3%
Product sales, net	$23,753	100.0%	$31,156	100.0%	$51,863	100.0%	$57,001	100.0%

The below table presents our net sales by product for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
FOLOTYN	$11,680	49.2%	$11,181	35.9%	$24,402	47.1%	$20,455	35.9%
EVOMELA	5,779	24.3%	10,058	32.3%	13,913	26.8%	16,359	28.7%
BELEODAQ	2,703	11.4%	3,396	10.9%	5,416	10.4%	6,267	11.0%
ZEVALIN	1,638	6.9%	2,297	7.4%	4,661	9.0%	5,144	9.0%
MARQIBO	1,149	4.8%	2,163	6.9%	2,043	3.9%	4,142	7.3%
FUSILEV	804	3.4%	2,061	6.6%	1,428	2.8%	4,634	8.1%
Product sales, net	$23,753	100.0%	$31,156	100.0%	$51,863	100.0%	$57,001	100.0%

The below table presents our license fees and service revenue by source for the three and six months ended June 30, 2018 and 2017:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Out-license of FOLOTYN in all countries except the United States, Canada, Europe, and Turkey: royalties (Note 14)	$415	100.0%	$119	3.8%	792	28.3%	382	6.0%
Out-license of ZEVALIN: recognition of milestone achievement, upfront cash receipt and subsequent royalties for Asia and certain other territories, excluding China (Note 11)	—	—%	630	20.0%	2,001	71.5%	1,245	19.5%
Out-license of ZEVALIN: amortization of upfront cash receipt related to India territory (Note 15(b)(iii)) and other	—	—%	12	0.4%	6	0.2%	24	0.4%
Out-license of ZEVALIN, FOLOTYN, BELEODAQ, MARQIBO: upfront cash receipt and subsequent royalties for the Canada territory (Note 15(b)(xiv))	—	—%	3	0.1%	—	—%	3	—%
Sales and marketing contracted services (Note 12)	—	—%	2,381	75.7%		—%	4,747	74.2%
License fees and service revenues	$415	100.0%	$3,145	100.0%	$2,799	100.0%	$6,401	100.0%

6. STOCK-BASED COMPENSATION
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the assigned department of the recipient. Stock-based compensation expense included within “total operating costs and expenses” for the three and six months ended June 30, 2018 and 2017, was as follows (see Note 18 for a discussion of certain immaterial corrections affecting the presented 2017 amounts below):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$80	$51	$146	$81
Selling, general and administrative	3,832	2,888	7,522	6,126
Research and development	822	548	1,543	1,000
Total stock-based compensation	$4,734	$3,487	$9,211	$7,207

7. NET INCOME (LOSS) PER SHARE
Net income (loss) per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2018 and 2017:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	102,597,059	78,576,260	101,747,416	78,366,610
Effect of dilutive securities:
2018 Convertible Notes	3,854,959	—	—	—
Common stock options	3,870,462	—	—	—
Restricted stock awards	1,797,089	—	—	—
Restricted stock units	245,214	—	—	—
Common stock warrants	252,368	—	—	—
Diluted average shares outstanding	112,617,151	78,576,260	101,747,416	78,366,610
Net income (loss) as reported	$13,744	$(20,852)	$(2,074)	$(44,398)
Interest attributable to 2018 Convertible Notes	886	—	—	—
Net income (loss) for diluted earnings per share	$14,630	$(20,852)	$(2,074)	$(44,398)
Net income (loss) per share – basic	$0.13	$(0.27)	$(0.02)	$(0.57)
Net income (loss) per share – diluted	$0.13	$(0.27)	$(0.02)	$(0.57)
The below outstanding securities for the six months ended June 30, 2018 and three and six months ended June 30, 2017 were excluded from the calculation above because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive due to our net loss per share in each respective period, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
2018 Convertible Notes	—	10,454,799	3,854,959	10,454,799
Common stock options	—	1,271,207	4,396,587	1,110,474
Restricted stock awards	—	2,166,299	1,797,089	2,166,299
Restricted stock units	—	217,206	245,214	217,206
Common stock warrants	—	13,337	257,039	1,813
Total	—	14,122,848	10,550,888	13,950,591

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories (see Note 2(xiii)):

	June 30, 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$249	$—	$249
Money market funds	—	163,602	—	163,602
Equity securities (Note 3(a))	95,038	—	—	95,038
Mutual funds	—	101	—	101
Deferred compensation investments (life insurance cash surrender value - Note 3(g))	—	6,123	—	6,123	*
	$95,038	$170,075	$—	$265,113
Liabilities:
Deferred executive compensation liability (Note 15(f))	$—	$5,973	$—	$5,973	*
Drug development liability (Note 14)	—	—	12,191	12,191
Talon CVR (Note 9(a))	—	—	6,693	6,693
Corixa Liability (Note 15(b)(i))	—	—	62	62
	$—	$5,973	$18,946	$24,919

	December 31, 2017 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$248	$—	$248
Money market funds	—	216,358	—	216,358
Equity securities (Note 10)	37,530	—	—	37,530
Mutual funds	—	59	—	59
Deferred compensation investments (life insurance cash surrender value)	—	14,887	—	14,887	*
	$37,530	$231,552	$—	$269,082
Liabilities:
Deferred executive compensation liability (Note 15(f))	$—	$11,038	$—	$11,038	*
Drug development liability (Note 14)	—	—	12,386	12,386
Talon CVR (Note 9(a))	—	—	6,210	6,210
Corixa Liability (Note 15(b)(i))	—	—	62	62
	$—	$11,038	$18,658	$29,696
* The reported amount of “deferred compensation investments” is based on the cash surrender value of (ex)employee life insurance policies at period-end, while the reported amount of “deferred executive compensation liability” is based on the period-end market value of investments selected by plan participants.
We did not have any transfers between “Level 1” and “Level 2” (see Note 2(xiii)) for all periods presented.
The table below summarizes the 2017 and 2018 activity of our liabilities that are valued with unobservable inputs:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance as of December 31, 2016	$14,445
FOLOTYN development liability (see Note 14)	(744)
Talon CVR fair value adjustment - MARQIBO (see Note 9(a))	4,957
Balance as of December 31, 2017	18,658
FOLOTYN development liability (see Note 14)	(195)
Talon CVR fair value adjustment - MARQIBO (see Note 9(a))	483
Balance as of June 30, 2018	$18,946
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

Talon CVR Fair Value as of June 30, 2018 and December 31, 2017
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value of Talon CVR
December 31, 2017	$6,210
Fair value adjustment for the six months ended June 30, 2018	483
June 30, 2018	$6,693
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

In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand (“Ligand Contingent Consideration”) that was paid in April 2016. “EVOMELA IPR&D” of $7.7 million was reclassified in April 2016 to “EVOMELA distribution rights” that is reported within “Intangible assets, net of accumulated amortization” in the

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 (see Note 3(f)). Amortization related to this intangible asset commenced on April 1, 2016.
(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. (“Allos”) in September 2012 for cash consideration of $205.2 million and assumed its FOLOTYN distribution rights (see Note 14). We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be reported on our balance sheet at their fair values as of the transaction date. We have no ongoing contingent consideration obligations from this transaction.
10. OUT-LICENSE OF MARQIBO, ZEVALIN, & EVOMELA IN CHINA TERRITORY
Overview of CASI Out-License
In September 2014, we executed three product out-license agreements with a perpetual term with CASI, a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market (collectively, the “CASI Out-License”). Under the CASI Out-License, we granted CASI the exclusive rights to distribute ZEVALIN, MARQIBO, and EVOMELA (“CASI Out-Licensed Products”), in greater China (which includes Taiwan, Hong Kong and Macau). CASI is responsible for the development and commercialization of these drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We will provide CASI with future commercial supply of the CASI Out-Licensed Products under typical market terms. Our consideration consisted of CASI common stock in return for their distribution rights of ZEVALIN and EVOMELA, and a secured promissory note for their distribution rights of MARQIBO.

Our Ownership in CASI at June 30, 2018

Under certain conditions that expired in December 2017, we had a right to purchase additional shares of CASI common stock in order to maintain our post-investment ownership percentage if CASI issued additional securities. During 2017 and 2016, we acquired an additional 1.5 million and 4.6 million common shares of CASI, respectively, at par value. Our aggregate holding of 11.5 million CASI common shares as of June 30, 2018 represented an approximate 13.3% ownership, with a fair market value of $95.0 million (see Note 3(a)).

Proceeds Received from CASI in 2014
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

License Fee Revenue Recognized in 2015

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The $9.7 million value of the upfront proceeds (undiscounted, and net of certain foreign exchange adjustments) from CASI were recognized in 2015 within “license fees and service revenue” on our Consolidated Statements of Operations. The delayed timing of this revenue recognition corresponded with the execution of certain supply agreements with CASI for ZEVALIN, MARQIBO, and EVOMELA. These agreements allow CASI to procure CASI Out-Licensed Products directly from approved third parties, and in such case, do not require our future involvement for its commercial supply.
11. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES
In November 2015, we entered into an out-license agreement with Mundipharma for its commercialization of ZEVALIN in Asia (excluding India and greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized and reported within “license fees and service revenue” in the fourth quarter of 2015, and the remaining $3 million payment was recognized in full by June 30, 2017.
In April 2018, we received $2 million due to Mundipharma’s achievement of a specified sales milestone which was recognized in the first quarter of 2018 and reported within “license fees and service revenue” on our accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 (see Note 5). Mundipharma is required to reimburse us for our payment of royalties due to Bayer Pharma AG (“Bayer”) from its ZEVALIN sales - see Note 15(b)(ii).

12. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS
In November 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. (“Eagle”) whereby designated members of our sales force will concurrently market up to six of Eagle’s products along with our products, in return for fixed monthly payments (aggregating $12.8 million), as well as variable sales-based milestones, over an 18 month contract term that commenced on January 1, 2016 and ended on June 30, 2017 (the “Eagle Agreement”). On July 1, 2017, our sales force ceased marketing Eagle products and the Eagle Agreement expired under its terms.
The fixed receipts from Eagle for our sales activities, as well as reimbursements of third-party marketing services, are recognized within “license fees and service revenue” on our accompanying Condensed Consolidated Statements of Operations, and was $2.4 million and $4.7 million for the three and six months ended June 30, 2017. No sales-based milestones were achieved.
An allocation of our sales personnel costs that are dedicated to Eagle sales activities are reported within “cost of service revenue” on our accompanying Condensed Consolidated Statements of Operations, as are reimbursable costs for Eagle marketing activities. These were an aggregate $2.1 million and $4.2 million for the three and six months ended June 30, 2017.

13. CONVERTIBLE SENIOR NOTES

Overview of Convertible Notes and Conversion Hedge
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (equaling 120,000 notes, denominated in $1,000 principal units) due December 2018 (the “2018 Convertible Notes”). As of June 30, 2018 and December 31, 2017, $40.6 million of principal of the 2018 Convertible Notes was outstanding due to our open market purchases discussed below.
The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal units, equating to 3.9 million common shares if fully converted at June 30, 2018. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

On and after June 15, 2018, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2018 Convertible Notes. Our stockholders’ approved “flexible settlement” at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of common stock. However, if the holders of the 2018 Convertible Notes do not elect to convert into shares of our common stock, our December 2018 obligation to repay the principal amount of $40.6 million in cash, plus any accrued and unpaid interest, will remain unchanged.
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
In October 2017, we completed an additional open market purchase of our 2018 Convertible Notes, aggregating 69,472 note units (equivalent to $69.5 million principal value) for $27.3 million in cash and 5.4 million newly-issued shares of our common stock, then worth $73 million. We recognized a loss of $0.8 million on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which was included in “other (expense) income, net” on the Consolidated Statements of Operations for the year ended December 31, 2017. Accordingly, as of June 30, 2018 and December 31, 2017, $40.6 million in principal of our 2018 Convertible Notes remained outstanding.
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
Carrying Value and Fair Value of 2018 Convertible Notes at June 30, 2018 and December 31, 2017
The carrying value of the 2018 Convertible Notes as of June 30, 2018 and December 31, 2017, is summarized as follows:

	June 30, 2018	December 31, 2017
Principal amount	$40,565	$40,565
(Less): Unamortized debt discount (amortized through December 2018)	(1,022)	(2,101)
(Less): Debt issuance costs	(116)	(240)
Carrying value	$39,427	$38,224

As of June 30, 2018 and December 31, 2017, the estimated aggregate fair value of the 2018 Notes is $81.0 million and $74.3 million, respectively. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contractual coupon interest expense	$279	$757	$558	$1,513
Amortization of debt issuance costs	62	155	124	321
Accretion of debt discount	545	1,412	1,079	2,794
Total	$886	$2,324	$1,761	$4,628
Effective interest rate	8.41%	8.65%	8.41%	8.65%

14. FOLOTYN LICENSE AGREEMENT AND DEVELOPMENT LIABILITY
As the result of our acquisition of Allos Therapeutics, Inc. on September 5, 2012 (see Note 9(c)), we assumed a strategic collaboration agreement with Mundipharma (as amended and/or restated, the “Mundipharma Collaboration Agreement”), as well as certain FOLOTYN clinical development obligations (the “FOLOTYN Development Liability”).

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
We adjust this liability at each quarter-end, with corresponding adjustments for incurred costs recorded as credits to “research and development” expense in our accompanying Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	FOLOTYN Development Liability, Current	FOLOTYN Development Liability, Long Term	FOLOTYN Development Liability, Total
Balance as of December 31, 2017	$275	$12,111	$12,386
Transfer from long-term to current in 2018	131	(131)	—
(Less): Expenses incurred in 2018	(195)	—	(195)
Balance as of June 30, 2018	$211	$11,980	$12,191

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
Our most significant of these agreements, and the key financial terms and our accounting for each, are summarized below:
(i) ZEVALIN U.S.: In-Licensing and Development in the United States
In December 2008, we acquired rights to commercialize and develop ZEVALIN in the United States as the result of a transaction with Cell Therapeutics, Inc. through our wholly-owned subsidiary, RIT Oncology LLC. In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the United States. This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
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
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
In November 2015, we entered into an out-license agreement with Mundipharma for its commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean islands). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within “license fees and service revenue” in the fourth quarter of 2015, and the remaining $3 million payment was recognized in full by June 30, 2017. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from its ZEVALIN sales (see Note 15(b)(ii)).
In March 2018, Mundipharma achieved a specified sales milestone, resulting in a $2 million receipt due to us (subsequently received in April 2018); this amount was recognized within “license fees and service revenue” on our accompanying Condensed Statements of Operations for the six months ended June 30, 2018 (see Note 5).
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
(viii) EVOMELA: In-License Agreement with CyDex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development rights to EVOMELA from CyDex, a wholly-owned subsidiary of Ligand (see Note 9(b)), and assumed responsibility for its then-ongoing clinical and regulatory development program. We filed a New Drug Application (“NDA”) with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM, and in March 2016, the FDA communicated its approval. Consequently, we made a $6 million contractual milestone payment to Ligand in April 2016. We reclassified $7.7 million from “EVOMELA IPR&D rights” to “EVOMELA distribution rights” which is presented within “intangible assets, net of accumulated amortization and impairment charges” (see Note 3(f)) within our accompanying Condensed Consolidated Balance Sheets as of June 30, 2018.

We are required to pay Ligand additional amounts of up to $60 million (exclusive of the $6 million milestone paid in April 2016), upon our achievement of specified net sales thresholds. We are also responsible to pay Ligand royalties of 20% on our net sales of EVOMELA in all territories.
(ix) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, the former Talon stockholders have contingent financial rights that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $6.7 million and $6.2 million liability within “acquisition-related contingent obligations” as of June 30, 2018 and December 31, 2017, respectively. The maximum payout value of the contingent financial rights to the former Talon shareholders is $195 million, assuming we achieve all sales and regulatory approval milestones. In addition, we are contractually obligated to pay royalties in the single digits on our net sales of MARQIBO and a portion of sublicensing revenue may be due upon our receipt of such revenue for MARQIBO.
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
(xiv) Poziotinib: In-License Agreement with Hanmi and Exclusive Patent and Technology License Agreement with MD Anderson
In February 2015, we executed an in-license agreement with Hanmi for poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, (which has also shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal, and lung cancers), and made an upfront payment for these rights. This payment was recognized within “research and development” expense in the Consolidated Statements of Operations for the year ended December 31, 2015. We are also contractually obligated to pay Hanmi royalties in the low to mid-teen digits on our net sales of poziotinib.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In April 2018, we we executed an exclusive patent and technology agreement for poziotinib’s use in treating patients with EGFR and HER2 exon 20 mutations in cancer and HER2 exon 19 mutations in cancer with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) that had discovered its use in treating these patient-types (“Exon 19/20 Patients”). We made an upfront payment of $0.5 million upon this agreement’s execution that was recognized within “research and development” expense in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.
We are contractually obligated to make payments to MD Anderson upon our achievement of certain regulatory and sales milestones, aggregating $11 million and $23 million, respectively, which are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets. We will also pay MD Anderson royalties in the low single-digits on our net sales of poziotinib that relate to the treatment of Exon 19/20 Patients.
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
(e) Employment Agreements
We previously entered into an employment agreement with our former Chief Executive Officer, Rajesh C. Shrotriya, M.D., under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 17, 2017, Dr. Shrotriya’s employment was terminated without cause. As of December 31, 2017, we accrued for all contractual cash amounts due and unpaid to him within “accrued payroll and benefits” on the accompanying Condensed Consolidated Balance Sheets.
We entered into new employment agreements with each of our named executive officers (CEO, COO, CFO, and CLO) in April and June 2018, which supersede any prior Change in Control Severance Agreements with such individuals. These new agreements provide for the payment of certain benefits to each executive upon his separation of employment under specified circumstances. These arrangements are designed to encourage each to act in the best interests of our stockholders at all times during the course of a change in control event or other significant transactions.

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
The DC Plan is maintained to provide special benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At June 30, 2018 and December 31, 2017, the aggregate value of this DC Plan liability totaled $6.0 million and $11.0 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Stockholder Litigation
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the “Ayeni Action”) and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the “Hartsock Action”). On November 15, 2016, the Ayeni Action was transferred to the United States District Court for the District of Nevada. The parties have stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our NDA to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. Furthermore, as of June 30, 2018, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.

16. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $0.0 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. Our ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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
The intraperiod tax allocation rules require that we allocate the provision for income taxes between continuing operations and other categories of earnings. In prior periods where we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in other categories of earnings, such as other comprehensive income, ASC 740-20-45-7 requires that we allocate the income tax provision to other categories of earnings, and then record a related tax benefit in continuing operations. For the three and six months ended June 30, 2017, we recognized net losses from investments and currency transactions within the Condensed Consolidated Statement of Comprehensive Income (Loss). As a result, during the quarter ended June 30, 2017, we reversed $0.2 million of tax benefit previously recognized during the three months ended March 31, 2017 pursuant to allocations under ASC 740-20-45-7 and recorded tax expense of $0.3 million within “provision for income taxes” on the Condensed Consolidated Statements of Operations. Beginning January 1, 2018, as a result of the adoption of ASU 2016-01, and related reclassification of gains on investments in equity securities to the Consolidated Statements of Operations, we have recognized currency translation losses in our Condensed Consolidated Statement of Comprehensive Income (Loss). Thus, during the three and six months ended June 30, 2018, there has been no allocation of tax benefits to the Condensed Consolidated Statements of Operations pursuant to the required allocations under ASC 740-20-45-7.

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

Due to the valuation allowance on deferred tax assets, the was no net impact to the tax provision for income taxes arising from the Tax Act for the three and six months ended June 30, 2018.

17. STOCKHOLDERS’ EQUITY
Sale of Common Stock Under ATM Agreements
In December 2015 and August 2017, we entered into collective at-market-issuance sales agreements with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (the “December 2015 ATM Agreement” and the “August 2017 ATM Agreement”, respectively). These agreements allowed us to raise aggregate gross proceeds through these brokers of up to $250 million from the sale of our common stock on the public market.
Through June 30, 2018, we had raised aggregate gross net proceeds of $202.1 million through these at-market sales, of which $128.3 million was raised during the year ended December 31, 2017. We are using these proceeds to continue to develop our product pipeline and to provide additional capital structure flexibility.

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
There were no sales of our common stock under the August 2017 ATM Agreement during the six months ended June 30, 2018.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

18. IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS FOR STOCK-BASED COMPENSATION
Subsequent to the issuance of our unaudited interim financial statements for the quarter and year-to-date periods ended September 30, 2017, our management identified certain immaterial errors within previously reported operating expense captions of “selling, general, and administrative” and “research and development” that solely relate to our stock-based compensation recognition (see Note 6). These errors were primarily the result of an improper system setting during our 2012 implementation of our then-new stock-based compensation software. Consequently, incremental expense for the reversal of previously applied forfeiture estimates was not timely recognized upon the full vesting of each award, as required; this error persisted through September 30, 2017. We considered these errors from a qualitative and quantitative perspective, and concluded they were not material to each prior period. However, we have restated our accompanying Condensed Consolidated Financial Statements to correct for these immaterial errors for the prior-year interim period presented.

Restated Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating costs and expenses:
Selling, general and administrative	$17,107	$17,421	$35,715	$36,525
Research and development	15,097	15,167	29,792	29,945
Total operating costs and expenses	52,526	52,910	102,957	103,920
Loss from operations	(18,225)	(18,609)	(39,555)	(40,518)
Loss before income taxes	(20,213)	(20,597)	(43,381)	(44,344)
Net loss	$(20,468)	$(20,852)	$(43,435)	$(44,398)
Net loss per share:
Basic	$(0.26)	$(0.27)	$(0.55)	$(0.57)
Diluted	$(0.26)	$(0.27)	$(0.55)	$(0.57)
Restated Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss	$(20,468)	$(20,852)	$(43,435)	$(44,398)
Total comprehensive loss	$(22,627)	$(23,011)	$(43,635)	$(44,598)
Other than for the correction to net loss and stock-based compensation, the restatement adjustments had no impact on cash flows from operating, investing, or financing activities for the six months ended June 30, 2017. Furthermore, such restatement adjustments had no impact to prior period total assets, total liabilities or total stockholders’ equity.

19. NEW REVENUE RECOGNITION STANDARD
As discussed in Note 2(i), Topic 606 became effective for us on January 1, 2018. We applied the “modified retrospective” transition method for the accounting of open contracts at implementation. This resulted in the recognition of an aggregate $4.7 million increase to our January 1, 2018 retained earnings (for the tax-effected cumulative impact of initially applying this new standard, with no adjustments to our prior period face financial statements). Our prior periods continue to be presented in accordance with our historical revenue accounting practices under Topic 605.

Had we continued to apply Topic 605 for our revenue recognition for the three and six months ended June 30, 2018, the “proforma” impact to our Condensed Consolidated Statements of Operations is presented in the table below:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended June 30, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Revenue:
Product sales, net	$23,753	$1,165	$24,918
License fees and service revenue	415	(56)	359
Total revenues	$24,168	$1,109	$25,277
Loss from operations	(34,311)	1,109	(33,202)
Loss before income taxes	13,747	1,109	14,856
Net income	$13,744	$1,109	$14,853
Net income per share:
Basic	$0.13	$0.01	$0.14
Diluted	$0.13	$0.01	$0.14

	Six Months Ended June 30, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Revenue:
Product sales, net	51,863	1,562	53,425
License fees and service revenue	2,799	64	2,863
Total revenues	54,662	1,626	56,288
Loss from operations	(59,576)	1,626	(57,950)
Loss before income taxes	(2,068)	1,626	(442)
Net loss	(2,074)	1,626	(448)
Net loss per share:
Basic	$(0.02)	$0.02	$0.00
Diluted	$(0.02)	$0.02	$0.00

Had we continued to apply Topic 605 for our revenue recognition for the three and six months ended June 30, 2018, the “proforma” impact to our Condensed Consolidated Balance Sheets as of June 30, 2018 is presented in the table below.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	June 30, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Current assets:
Accounts receivable, net of allowance for doubtful accounts	27,658	38	27,696
Total current assets	$309,520	$38	$309,558
Total assets	$464,522	$38	$464,560

Current liabilities:
Deferred revenue	—	2,308	2,308
Total current liabilities	$94,470	$2,308	$96,778

Deferred revenue, less current portion	—	282	282
Total liabilities	$120,403	$2,590	$122,993

Stockholders’ equity:
Accumulated deficit	(481,948)	(2,552)	(484,500)
Total stockholders’ equity	344,119	(2,552)	341,567
Total liabilities and stockholders’ equity	$464,522	$38	$464,560

Had we continued to apply Topic 605 for our revenue recognition for the six months ended June 30, 2018, the “proforma” impact to our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 is presented in the table below:

	Six Months Ended June 30, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Net loss	$(2,074)	$1,626	$(448)
Changes in operating assets and liabilities:
Accounts receivable, net	5,087	(38)	5,049
Deferred revenue	—	1,588	1,588

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

•	our ability to successfully develop, obtain regulatory approval for and market our products;

•	our ability to continue to grow sales revenue of our marketed products;

•	risks associated with doing business internationally;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	the ability to timely deliver product supplies to our customers;

•	our ability to identify new product candidates and to successfully integrate those product candidates into our operations;

•	the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;

•	reports of adverse events or safety concerns involving each of our products;

•	our ability to protect our intellectual property rights;

•	competition in the marketplace for our drugs;

•	delay in approval of our products or new indications for our products by the U.S. Food and Drug Administration (the “FDA”);

•	the impact of legislative or regulatory reform on the pricing for pharmaceutical products;

•	actions by the FDA and other regulatory agencies, including international agencies;

•	securing positive reimbursement for our products;

•	the impact of any product liability, or other litigation to which we are, or may become a party;

•	the impact of legislative or regulatory reform of the healthcare industry and the impact of recently enacted healthcare reform legislation;

•	the availability and price of acceptable raw materials and components from third-party suppliers, and their ability to meet our demands;

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial infrastructure and a field-based sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: non-Hodgkin’s lymphoma, advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma.
We also have three drugs in mid-to-late stage development (in Phase 2 or Phase 3 clinical trials):

•	Poziotinib, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer;

•	ROLONTIS for chemotherapy-induced neutropenia; and

•	QAPZOLA for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer, or NMIBC.
See Item 1. Business of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for a discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights of Product Development Initiatives
We continue to make meaningful progress in the advancement of our product pipeline during 2018, as summarized below:

•	poziotinib, an irreversible tyrosine kinase inhibitor:

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
This Nature Medicine publication reported an update on the preliminary clinical data of poziotinib dosing on the 11 NSCLC patients previously reported at World Lung Conference on Lung Cancer in October 2017. The reported poziotinib data demonstrated a confirmed objective response rate of 64%, and its safety profile was consistent with other TKIs. The median progression-free survival had not been reached (with a median follow-up of 6.6 months). We expect additional data from this study to be presented at the upcoming World Conference on Lung Cancer on September 24, 2018 in Toronto, Canada.
In addition to the MD Anderson study, we initiated a multi-center study in NSCLC patients with EGFR or HER2 exon 20 insertion mutations, beginning in October 2017. This study will enroll up to 87 patients with EGFR exon 20 insertion mutations, and up to 87 patients with HER2 exon 20 insertion mutations.
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
Use in Treatment of Breast Cancer
We are also currently enrolling patients in a Phase 2 breast cancer trial for poziotinib. The Phase 2 study is an open-label study that will enroll approximately 75 patients with HER2 positive metastatic breast cancer, who have failed at least two HER2 directed therapies. Additionally, we have recently opened a Phase 1b study that will test the combination of poziotinib and ado-trastuzumab emtansine (T-DM1) in patients with metastatic breast cancer.

•	ROLONTIS, a novel long-acting G-CSF:
A pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia. The ADVANCE study, which is being conducted under a special protocol assessment (“SPA”) has completed enrollment with 406 patients and on February 5, 2018, we announced that the top line result of this study met the primary endpoint of non-inferiority in Duration of Severe Neutropenia between ROLONTIS and pegfilgrastim, with a similar adverse profile between the two study arms. We initiated a second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302) and also announced the completion of its enrollment on February 5, 2018. We expect to file our Biologics License Application with the FDA for ROLONTIS in the fourth quarter of 2018.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition (see Note 2(i) to our accompanying Condensed Consolidated Financial Statements for discussion regarding our January 1, 2018 adoption of the new revenue recognition standard)

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals (as required)

RESULTS OF OPERATIONS
Operations Overview – Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Total revenues	$24,168	100.0%	$34,301	100.0%	$54,662	100.0%	$63,402	100.0%
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	6,606	27.3%	11,303	33.0%	13,420	24.6%	19,439	30.7%
Cost of service revenue	—	—%	2,118	6.2%	—	—%	4,221	6.7%
Selling, general and administrative	23,451	97.0%	17,421	50.8%	47,556	87.0%	36,525	57.6%
Research and development	21,488	88.9%	15,167	44.2%	39,382	72.0%	29,945	47.2%
Amortization of intangible assets	6,934	28.7%	6,901	20.1%	13,880	25.4%	13,790	21.8%
Total operating costs and expenses	58,479	242.0%	52,910	154.3%	114,238	209.0%	103,920	163.9%
Loss from operations	(34,311)	(142.0)%	(18,609)	(54.3)%	(59,576)	(109.0)%	(40,518)	(63.9)%
Interest expense, net	(242)	(1.0)%	(2,131)	(6.2)%	(472)	(0.9)%	(4,182)	(6.6)%
Change in fair value of contingent consideration related to acquisitions	(192)	(0.8)%	(97)	(0.3)%	(483)	(0.9)%	(294)	(0.5)%
Other income, net	48,492	200.6%	240	0.7%	58,463	107.0%	650	1.0%
Income (loss) before income taxes	13,747	56.9%	(20,597)	(60.0)%	(2,068)	(3.8)%	(44,344)	(69.9)%
Provision for income taxes	(3)	—%	(255)	(0.7)%	(6)	—%	(54)	(0.1)%
Net income (loss)	$13,744	56.9%	$(20,852)	(60.8)%	$(2,074)	(3.8)%	$(44,398)	(70.0)%

THREE MONTHS ENDED JUNE 30, 2018 AND 2017
Total Revenues

	Three Months Ended June 30, 2018
	2018		2017		$ Change	% Change
	($ in millions)
Product sales, net:
FOLOTYN	$11.7		$11.2		$0.5	4.5%
EVOMELA	5.8		10.1		(4.3)	(42.6)%
BELEODAQ	2.7		3.4		(0.7)	(20.6)%
ZEVALIN	1.6		2.3		(0.7)	(30.4)%
MARQIBO	1.1		2.2		(1.1)	(50.0)%
FUSILEV	0.8		2.1		(1.3)	(61.9)%
Total Product sales, net	$23.7	*	$31.3	*	$(7.6)	(24.3)%
License fees and service revenue	0.4		3.1		(2.7)	(87.1)%
Total revenues	$24.1	*	$34.4	*	$(10.3)	(29.9)%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, by an immaterial amount due to rounding.
Product sales, net. To derive net product sales, gross product revenues in each period are reduced by management’s latest estimated provisions for (i) product returns, (ii) government chargebacks, (iii) prompt pay discounts, (iv) commercial rebates, (v) Medicaid rebates, and (vi) distribution, data, and group purchasing organization (“GPO”), administrative fees. Our management considers various factors in the determination of these provisions, which are described within Note 2(i)(a) to our accompanying Condensed Consolidated Financial Statements.
FOLOTYN revenue increased $0.5 million as a result of an increase in the net average sales price per unit, partially offset by a decrease in the number of units sold in the current period.
EVOMELA revenue decreased $4.3 million as a result of a decrease in the number of units sold and a decrease in our average net sales price per unit in the current period.
BELEODAQ revenue decreased $0.7 million as a result of a decrease in the number of units sold, partially offset by an increase in the net average sales price per unit in the current period.
ZEVALIN revenue decreased $0.7 million as a result of a decline in units sold and a decrease in the net average sales price per unit in the current period.
MARQIBO revenue decreased $1.1 million as a result of a decline in the units sold and a decrease in the net average sales price per unit in the current period.
FUSILEV revenue decreased $1.3 million as a result of the continued significant decline in our unit sales due to the competitive launch of generic levo-leucovorin products beginning in April 2015 (see Note 3(f)) to our accompanying Condensed Consolidated Financial Statements). We expect to report further net sales declines of FUSILEV in 2018 due to ongoing pricing pressure from generic competition.
License fees and service revenue. Our license fees and service revenue in the current period decreased by $2.7 million primarily due to (i) $2.4 million of non-recurring service revenue from our expired co-promotion arrangement with Eagle Pharmaceuticals, Inc. (see Note 12 to our accompanying Condensed Consolidated Financial Statements), and (ii) $0.6 million decrease in income from the prior-year period for the recognition of up-front payments related to our ZEVALIN out-license agreement (see Note 11 to our accompanying Condensed Consolidated Financial Statements), partially offset by $0.3 million increase in royalties related to our out-license of FOLOTYN (see Note 14 to our accompanying Condensed Consolidated Financial Statements).

Operating Expenses

	Three Months Ended June 30, 2018
	2018	2017	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	$6.6	$11.3	$(4.7)	(41.6)%
Cost of service revenue	—	2.1	(2.1)	(100.0)%
Selling, general and administrative	23.5	17.4	6.1	35.1%
Research and development	21.5	15.2	6.3	41.4%
Amortization of intangible assets	6.9	6.9	—	—%
Total operating costs and expenses	$58.5	$52.9	$5.6	10.6%
Cost of Sales. Cost of sales decreased $4.7 million in the current period primarily due to our net product revenue decrease. This decline in product revenue was further impacted by (i) our product sales mix and (ii) higher costs related to our EVOMELA manufacturing activities.
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
Selling, General and Administrative. Selling, general and administrative expenses increased $6.1 million in the current period primarily due to (i) non-recurrence of certain sales and marketing costs in the prior period, aggregating $2.1 million, that were allocated from this account to “cost of service revenue” (see above), (ii) $1.0 million in Nevada payroll tax expense related to stock option exercises by our former CEO, and (iii) an increase of $1.4 million in litigation and patent related expenses.

Research and Development. Research and development expenses increased by $6.3 million in the current period due to a number of factors, including (i) $3.8 million increase in clinical and development initiatives related to poziotinib, (ii) $3.6 million increase in the development and manufacturing of ROLONTIS, and (iii) $1.1 million increase in personnel-related costs to drive our product development. These increases were partially offset by a $3.1 million decrease in clinical trial related expenses associated with ROLONTIS, as both the ADVANCE and RECOVER studies have completed enrollment and associated costs are down significantly as compared to the prior year period.
Amortization of Intangible Assets. Amortization expense remained consistent compared to the prior year period.
Total Other Income (Expense)

	Three Months Ended June 30, 2018
	2018	2017	$ Change	% Change
	($ in millions)
Total other income (expense)	$48.1	$(2.0)	$50.1	2,505.0%
Total other income (expense). Total other income (expense) increased by $50.1 million primarily due to (i) $48.5 million increase in unrealized gain on our CASI Pharmaceuticals, Inc. equity securities, which are now recorded within “other income (expense)” rather than “other comprehensive (loss) income” due to our adoption of ASU 2016-01 (see Note 3(a) to our accompanying Condensed Consolidated Financial Statements), and (ii) $1.4 million decrease in interest expense on our due 2018 Convertible Senior Notes as a result of our October 2017 repurchase of $69.5 million of principal value (see Note 13).
Provision for Income Taxes

	Three months ended June 30,
	2018	2017	$ Change	% Change
	($ in millions)
Provision for income taxes	$—	$(0.3)	$0.3	(100.0)%
For the three months ended June 30, 2018, there was no provision for income taxes as the pre-tax income was offset by previous operating losses. For the three months ended June 30, 2017, we reported unrealized net losses from investments and currency transactions within the Condensed Consolidated Statements of Comprehensive Loss. As a result, we reversed $0.2 million of tax benefit previously recognized in the first quarter of 2017, pursuant to GAAP requirements, and recorded tax expense of $0.3 million.
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
Total Revenues

	Six months ended June 30,
	2018		2017	$ Change	% Change
	($ in millions)
Product sales, net:
FOLOTYN	24.4		20.5	$3.9	19.0%
EVOMELA	13.9		16.4	$(2.5)	(15.2)%
BELEODAQ	5.4		6.3	$(0.9)	(14.3)%
ZEVALIN	4.7		5.1	$(0.4)	(7.8)%
MARQIBO	2.0		4.1	$(2.1)	(51.2)%
FUSILEV	$1.4		$4.6	$(3.2)	(69.6)%
Total Product sales, net	$51.8	*	$57.0	$(5.2)	(9.1)%
License fees and service revenue	2.8		6.4	(3.6)	(56.3)%
Total revenues	$54.6	*	$63.4	$(8.8)	(13.9)%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 by an immaterial amount due to rounding.
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
FOLOTYN revenue increase is due to an increase in units sold in the current period, in addition to an increase in our net average sales price per unit.
EVOMELA revenue decrease is due to a decrease in our average net sales price per unit, partially offset by an increase in units sold in the current period.
BELEODAQ revenue decreased as a result of a decrease in the units sold during the period.
ZEVALIN revenue decrease is primarily due to a decrease in units sold in the U.S. territory, partially offset by an increase in product sales to Mundipharma for end-users in Japan (see Note 11).
MARQIBO revenue decrease is due to a decline in units sold during the period, in addition to a decrease in our average net sales price per unit.
FUSILEV revenue decrease is attributable to a decline in our unit sales due to the competitive launch in April 2015 of generic levo-leucovorin product (see Note 3(f)).
License fees and service revenue. Our license fees and service revenue in the current period decreased by $3.6 million primarily due to $4.7 million of non-recurring service revenue from our expired co-promotion arrangement with Eagle

Pharmaceuticals, Inc. (see Note 12) to our accompanying Condensed Consolidated Financial Statements), partially offset by (i) $2 million contractual milestone achievement by our licensee for ZEVALIN sales (see Note 15(b)(v)) to our accompanying Condensed Consolidated Financial Statements), resulting in $0.8 million increase in fees from the prior-year period for this out-license, and (ii) $0.4 million increase in royalties related to our out-license of FOLOTYN (see Note 14 to our accompanying Condensed Consolidated Financial Statements).
Operating Expenses

	Six months ended June 30,
	2018	2017	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	$13.4	$19.4	$(6.0)	(30.9)%
Cost of service revenue	—	4.2	(4.2)	(100.0)%
Selling, general and administrative	47.6	36.5	11.1	30.4%
Research and development	39.4	29.9	9.5	31.8%
Amortization of intangible assets	13.9	13.8	0.1	0.7%
Total operating costs and expenses	$114.3	$103.8	$10.5	10.1%
Cost of Sales. Cost of sales decreased $6.0 million in the current period primarily due to our net product revenue decrease. This product revenue decrease was further impacted by (i) our product sales mix and (ii) higher costs related to our EVOMELA manufacturing activities.
Cost of Service Revenue. Cost of service revenue relates to our allocated commercial and marketing expenses (from “selling, general, and administrative” expenses) for the fee-based promotion and sale of Eagle Pharmaceuticals, Inc.’s products by our sales force. Our cost of service revenue decreased by the full $4.2 million incurred in the prior period, as we ceased marketing these products as of July 1, 2017 (see Note 12 to our accompanying Condensed Consolidated Financial Statements).
Selling, General and Administrative. Selling, general and administrative expenses increased by $11.1 million in the current period primarily due to a (i) $2.6 million increase in litigation expenses primarily associated with the termination of our former chief executive officer in December 2017, (ii) non-recurrence of certain sales and marketing costs in the prior period, aggregating $4.2 million, that were allocated from this account to “cost of service revenue” (see above), and (iii) $1.0 million Nevada payroll tax expense related to stock option exercises by our former CEO.

Research and Development. Research and development expenses increased by $9.5 million in the current period due to a number of factors, including (i) $7.5 million increase in clinical and development initiatives largely related to poziotinib, (ii) $3.2 million increase in the development and manufacturing of ROLONTIS, (iii) $1.2 million in technical transfer costs associated with ZEVALIN production, and (iv) $2.1 million increase in personnel-related costs to drive our product development. These increases were partially offset by $5.6 million decrease in clinical trial expenses associated with ROLONTIS, as both the ADVANCE and RECOVER studies have completed enrollment and associated costs are significantly reduced as compared to the prior year period.
Amortization and Impairment Charges of Intangible Assets. Amortization expense remained consistent compared to the prior year period.
Total Other Income (Expense)

	Six months ended June 30,
	2018	2017	$ Change	% Change
	($ in millions)
Total other income (expense)	$57.5	$(3.8)	$61.3	1,613.2%
Total other income (expense). Total other income (expense) increased by $61.3 million primarily due to (i) $58.6 million increase in unrealized gain on our CASI Pharmaceuticals, Inc. equity securities, which are now recorded within “other income (expense)” rather than “other comprehensive loss” due to our adoption of ASU 2016-01 (see Note 3(a) to our accompanying

Condensed Consolidated Financial Statements) and (ii) $2.8 million decrease in interest expense primarily due to our 2018 Convertible Senior Notes as a result of our October 2017 repurchase of $69.5 million of principal value (see Note 13), partially offset by a $0.5 million increase in executive deferred compensation expense as a result of decreases in fair value of corresponding plan assets (see Note 15(f)), and a $0.2 million increase in the fair value of contingent consideration related to our MARQIBO product (see Note 9(b)).
Provision for Income Taxes

	Six months ended June 30,
	2018	2017	$ Change	% Change
	($ in millions)
Provision for income taxes	$—	$(0.1)	$0.1	100.0%
Our provision for income taxes of $6 thousand and $54 thousand for the six months ended June 30, 2018 and 2017, respectively, is primarily due to increases in our deferred tax liabilities associated with indefinite lived assets which in turn result in an increased valuation allowance on our deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2018	December 31, 2017	June 30, 2017
	(in thousands, except financial metrics data)
Cash, cash equivalents, and marketable securities*	$269,658	$227,571	$138,561
Accounts receivable, net	$27,658	$32,260	$41,977
Total current assets	$309,520	$277,746	$199,014
Total current liabilities	$94,470	$109,749	$64,565
Working capital surplus (a)	$215,050	$167,997	$134,449
Current ratio (b)	3.3	2.5	3.1

* Beginning March 31, 2018, we prospectively reclassified our presentation of equity holdings in CASI (see Note 3(a) and Note 10 to our accompanying Condensed Consolidated Financial Statements) from the caption of “other assets” to “marketable securities.”

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $39.2 million for the six months ended June 30, 2018, as compared to $19.5 million in the prior year period. For the six months ended June 30, 2018 and 2017, our cash collections from customers totaled $64.8 million and $75.9 million, respectively, representing 118.5% and 119.7% of reported net revenue for the same six-month periods. For the six months ended June 30, 2018 and 2017, cash payments for products, services, chargebacks, and rebates to our employees, vendors, and product end-users totaled $116.0 million and $99.9 million, respectively.
Net Cash Provided by (Used In) Investing Activities
Net cash provided by investing activities was $4.1 million for the six months ended June 30, 2018, as compared to $0.8 million of cash used in investing activities during the prior year period. The cash provided by investing activities for the six months of 2018 primarily relates to $4.1 million of proceeds received from the redemption of our corporate-owned life insurance policy.
Net Cash (Used In) Provided by Financing Activities
Net cash used in financing activities was $17.5 million for the six months ended June 30, 2018, as compared to $0.1 million provided by financing activities in the prior year period. Our cash used in financing activities during the first six months of 2018 primarily relates to our $27.7 million of aggregate payments to federal and state tax authorities related to our employees’ tax liabilities at the time of stock vestings and exercises. We made these payments in return for an equivalent value of surrendered shares by our employees. This outflow was partially offset by $4.6 million of proceeds received from employees related to remittances to federal and state tax authorities for taxes due at vesting/exercise of equity awards, and $4.8 million of proceeds as a result of the exercise of employee stock options.
2018 Convertible Notes
In December 2013, we entered into an agreement for the sale of our 2018 Convertible Notes in the aggregate amount of $120 million. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option. As of June 30, 2018 and December 31, 2017, an aggregate principal amount of $40.6 million remained outstanding due to our open market purchases of these instruments in December 2016 and October 2017.
The 2018 Convertible Notes are convertible into shares of our common stock at a current conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, or a conversion price of approximately $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. We may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election. As a result, a maximum of approximately 3.9 million common shares would have been issued if the 2018 Convertible Notes had been converted in full on June 30, 2018, and we choose not to settle any of such conversions in cash or a combination of cash and shares.
Sale of Common Stock Under ATM Agreements
In December 2015 and August 2017, we entered into collective at-market-issuance sales agreements with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. These agreements allowed us to raise aggregate gross proceeds through these brokers of up to $250 million from the sale of our common stock on the public market.

Through June 30, 2018, we had raised aggregate gross net proceeds of $202.1 million through these at-market sales, of which $128.3 million was raised during the year ended December 31, 2017. We had no sales under the ATM during the six months ended June 30, 2018. We are using these proceeds to continue to develop our product pipeline and to provide additional capital structure flexibility.
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
We believe that our $270 million in aggregate cash and equivalents and marketable securities as of June 30, 2018 will allow us to fund our current and planned operations into 2020. However, we may seek additional capital through the sale of debt or equity securities (see Note 17 to our accompanying Condensed Consolidated Financial Statements), if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital, or on terms favorable to us or our current stockholders and convertible senior note holders, if at all.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates, credit ratings and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2018, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly-rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate such risk by maintaining a limited portion of our cash in Euros.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.2	3/29/18
10.1	Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.1	6/18/18
10.2	Form of Stock Option Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.2	6/18/18
10.3	Form of Restricted Stock Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.3	6/18/18
10.4	Form of Canadian Restricted Stock Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.4	6/18/18
10.5	Form of Performance Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.5	6/18/18
10.6	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Kurt A. Gustafson.					X
10.7	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Thomas J. Riga.					X
10.8	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.					X
10.9	Executive Employment Agreement, dated as of June 18, 2018, by and between Spectrum Pharmaceuticals, Inc. and Keith McGahan.					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	August 9, 2018	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)