Form 10-K
period 2018-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2019-02-28
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,786,580,557 (based upon the $20.96 per share closing sale price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 29, 2018, the last trading date of the registrant’s most recently completed second fiscal quarter).
As of February 21, 2019, approximately 111,049,989 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders, to be filed on or before April 30, 2019, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
***
SPECTRUM PHARMACEUTICALS, INC. ®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, EVOMELA®, and ROLONTIS® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its affiliates. QAPZOLA™, KHAPZORY™, REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals' logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

PART I
ITEM 1. BUSINESS
Company Overview
Spectrum Pharmaceuticals, Inc. ("Spectrum", the "Company", "we", "our", or "us") is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial infrastructure and a field-based sales force for our marketed products. Currently, we have seven approved oncology/hematology products (FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer ("mCRC"), acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have two drugs in late-stage development:

•	Poziotinib, a novel pan-HER inhibitor under investigation for non-small cell lung cancer ("NSCLC") tumors with either EGFR or HER2 exon-20 insertion mutations; and

•	ROLONTIS, a novel long-acting granulocyte colony-stimulating factor ("G-CSF"), analog for chemotherapy-induced neutropenia.

On January 17, 2019, we entered into a definitive asset purchase agreement for the sale of our FDA-approved product portfolio of FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA to Acrotech Biopharma L.L.C. ("Acrotech"), a New Jersey-based wholly-owned subsidiary of Aurobindo Pharma USA Inc. (the "Acrotech Transaction"). Upon the closing of the Acrotech Transaction, we are entitled to receive up to $160 million in an upfront cash payment (of which $4 million will be held in escrow for six months). In addition, we expect a purchase price adjustment for certain ongoing research and development activities of the commercialized product portfolio. We are also entitled to receive an aggregate $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to this product portfolio. We plan to reduce our staff by approximately 90 employees, the majority of which we expect to transition to

Acrotech. The accounting recognition and financial reporting for the disposal of this commercial component of our business will be reflected in our financial statements in the period corresponding with its closing.

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
According to the American Cancer Society’s publication Cancer Facts & Figures 2018, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.7 million new cancer cases were expected to be diagnosed in 2018 and approximately 610,000 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 87% of all cancers are diagnosed in people 50 years of age and older. In the U.S., approximately 40 out of 100 men and 38 out of 100 women will develop cancer during their lifetime. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective in the different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.
Product Portfolio
We currently have a product portfolio consisting of both commercial stage and development stage products that address various cancer types (see the section titled Research and Development below for our pipeline of cancer therapeutics that are in various development stages). Our commercialized products and products in development may have serious adverse effects, or SAEs, that could result in a negative impact on sales and delays, or removal of regulatory approval. For further information on these SAEs, see the risk factor within accompanying Item 1A. Risk Factors – Risks Related to Our Business --Reports of adverse events or safety concerns involving each of our products or similar agents, sold by us or our development partners and/or licensees, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
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
Effective December 2018, FUSILEV has been discontinued and we are no longer selling this product. We have since transitioned to marketing KHAPZORY (see below) for identical indications as FUSILEV.
KHAPZORY
On October 19, 2018, the FDA approved KHAPZORY (levoleucovorin), which is formulated as a freeze-dried powder. KHAPZORY is a novel folate analog and the pharmacologically active levo-isomer of d,1-leucovorin. Preclinical studies have demonstrated that the inactive dextro-isomer may compete with the active levo-isomer for uptake at the cellular level. By removing the inactive dextro form, the dosage of KHAPZORY is one-half that of leucovorin and patients are spared the administration of an inactive substance. While FUSILEV uses a calcium-based formulation, KHAPZORY uses a sodium-based formulation, though has the same indications for use as FUSILEV.
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
In addition to its approved indication, FOLOTYN is being investigated in a Phase 1 study in combination with the CHOP (cyclophosphamide, doxorubicin, vincristine, and prednisone) chemotherapy regimen. Once the proper dose of FOLOTYN in combination with CHOP has been determined, a Phase 3 study of the combinations of FOLOTYN and CHOP, and BELEODAQ and CHOP, compared to CHOP alone for the treatment of first line PTCL may be initiated. The Phase 1 study and the Phase 3 study concept are also the current post-marketing requirements for the FDA’s accelerated approval of our currently marketed indication for FOLOTYN.
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

In addition to its approved indication, BELEODAQ has been investigated in a Phase 1 study in combination with the CHOP chemotherapy regimen. Once the proper dose of FOLOTYN in combination with CHOP has been determined, a Phase 3 study may be assessed for the combination of BELEODAQ and CHOP and FOLOTYN and CHOP, compared to CHOP alone for the treatment of first line PTCL. The Phase 1 study and the Phase 3 study concept are also the current post-marketing requirements for the FDA's accelerated approval of our currently marketed indication for BELEODAQ.
ZEVALIN
ZEVALIN (ibritumomab tiuxetan) injection for intravenous use is a prescription medication that is part of a three step treatment regimen consisting of: two treatments of Rituximab and one treatment of Yttrium-90 (Y-90) ZEVALIN. The National Cancer Institute, or NCI, estimated 75,000 new cases of NHL in the U.S. in 2018. Rituximab is used to reduce the number of B-cells in the blood and Y-90 ZEVALIN is then given to treat NHL. It is currently approved in the U.S. and more than 40 countries outside the U.S. including countries in Europe, Latin America and Asia for (i) treatment of patients with recurring, low-grade or follicular B-cell NHL after other anticancer drugs are no longer working, and (ii) newly diagnosed follicular NHL following a response to initial anticancer therapy.

MARQIBO
MARQIBO (vincristine sulfate liposome injection) is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug Vincristine. MARQIBO’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative - ALL, or Ph-ALL, in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. According to the NCI, in 2018 it is estimated that there will be approximately 6,000 patients diagnosed with ALL in the U.S., of which approximately 1,600 can be categorized as ALL in second or greater relapse.
MARQIBO was studied in an international, open-label, multi-center, single-arm trial. Eligible patients were 18 years of age or older with Ph-ALL in second or greater relapse or whose disease progressed after two or greater treatment lines of anti-leukemia therapy. Patients received intravenous MARQIBO monotherapy at 2.25 mg/m2 over 60 minutes every seven days. The treated population included 65 patients who received at least one dose of MARQIBO. Of the 65 evaluable patients, three (4.6%) achieved complete remission, or CR, seven (10.8%) achieved complete remission with incomplete blood count recovery, or CRi, for a total of 10 (15.4%) total patients who achieved a CR or CRi.
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
MARQIBO is also being investigated in diffuse large B-cell lymphoma in a Phase 3 investigator-initiated study in Europe in combination with the standard CHOP chemotherapy regimen in Europe, CHOP-14. Based on interim data from this study, Spectrum will consider whether to conduct a study of the combination of MARQIBO with the standard CHOP regimen in the U.S., CHOP-21 may be initiated.
EVOMELA
EVOMELA is intended for use as a high-dose conditioning treatment prior to autologous stem cell transplant, or ASCT, for patients with MM. MM is a cancer of plasma cells, a type of white blood cell present mainly in the bone marrow that produces antibodies. In MM, a group of plasma cells (myeloma cells) become cancerous and multiply, raising the number of plasma cells to a higher-than-normal level, which can crowd out normal blood cells and lead to abnormally high proteins in the blood or urine. The NCI estimated 31,000 new cases of MM in the U.S. in 2018, with the incidence of new cases increasing by approximately 2% per year.

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
New Product Pipeline
Poziotinib

Poziotinib is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (EGFR, HER) Family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations or over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer.

Our clinical development program for poziotinib is focused on four pillars, including previously treated NSCLC, first-line treatment of NSCLC, combination therapy and treatment of other solid tumors with EGFR or HER2 mutations. Specifically, we are investigating poziotinib for the treatment of NSCLC tumors with either EGFR or HER2 exon-20 insertion mutations. NSCLC tumors with EGFR or HER2 exon-20 insertion mutations are rare, and have generally not been responsive to other tyrosine kinase inhibitors. Patients with these mutations have a poor prognosis, and available treatment options are limited. Poziotinib, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of EGFR or HER2 exon-20 insertions. In collaboration with The University of Texas MD Anderson Cancer Center ("MD Anderson"), an investigator-sponsored Phase 2 trial was initiated in NSCLC patients with EGFR or HER2 exon-20 mutations (the "MD Anderson Phase 2 Trial"). The EGFR cohort of 50 patients has completed enrollment; the enrollment of the HER2 cohort of 30 patients is ongoing. In addition to the MD Anderson study, we have ongoing pivotal Phase 2 global study with active sites in the U.S., Canada, and Europe ("ZENITH20").
In April 2018, poziotinib data were published in Nature Medicine from the ongoing study led by MD Anderson, which provided an update on the preliminary clinical data of poziotinib dosing on the 11 NSCLC patients previously reported at World Conference on Lung Cancer in October 2017. This publication summarized the current preclinical and clinical data with poziotinib for EGFR or HER2 exon-20 mutations. MD Anderson utilized in silico, in vitro, and in vivo testing to model structural alterations induced by exon-20 mutations and identify potentially effective inhibitors. 3-D modeling indicated alterations restricted the size of the drug binding pocket, limiting the binding of large, rigid inhibitors. It was found that poziotinib, due to its small size and flexibility, can circumvent these steric changes, and is a potent inhibitor of the most common EGFR and HER2 exon-20 mutants. Poziotinib demonstrated greater activity than approved EGFR tyrosine kinase inhibitors ("TKIs") in vitro and in EGFR or HER2 exon-20 mutant patient-derived xenograft models, and genetically engineered mouse models of NSCLC.

In September 2018 we announced preliminary poziotinib data from the MD Anderson Phase 2 NSCLC study which were released during an oral presentation at the IASLC 19th World Conference on Lung Cancer. The MD Anderson study is the single largest data set of patients with an exon 20 mutation in EGFR or HER2.  This Phase 2 study demonstrated high anti-tumor activity for poziotinib in metastatic, heavily pretreated EGFR exon 20 mutant NSCLC, a group for which no targeted agents have proven to be effective to date. This data is summarized below:

•	In 44 evaluable patients with EGFR exon-20 mutations, the confirmed overall response rate (ORR) was 43% and disease control rate was 90%. Median progression free survival (PFS) was 5.5 months (ITT).

•	In evaluable patients with HER2 exon-20 mutations, the confirmed overall response rate (ORR) was 42% and disease control rate was 83%. Median progression free survival (PFS) was 5.1 months (ITT).

•
EGFR-related toxicities (including rash, diarrhea, and paronychia) were manageable and required dose reductions in 60% of patients. Discontinuation due to poor tolerance was rare (approximately 3% of patients).

On January 2, 2019 we announced full enrollment of cohort 1 (N=87) for previously treated NSCLC patients with EGFR exon 20 insertion mutations with sites across the U.S., Europe, and Canada. The EGFR previously treated cohort is part of the ZENITH20 trial - an open-label, multi-center, global Phase 2 trial evaluating NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Results from this cohort are expected by the second half of 2019.
We have also been studying poziotinib in patients with HER2+ breast cancer, however we are no longer focusing on studying poziotinib in this group of patients as the unmet need is not as significant as it is for patients with EGFR or HER2 exon 20 insertion mutations. A Phase 2 study including patients with HER2+ metastatic breast cancer, who have failed at least two HER2 directed therapies, has been fully enrolled. A Phase 1b study testing the combination of poziotinib and ado-trastuzumab emtansine (T-DM1) in patients with metastatic breast cancer has now been closed to further enrollment.
ROLONTIS
ROLONTIS (eflapegrastim injection) is a novel long-acting G-CSF that employs a proprietary technology to enhance the duration of therapeutic effects and reduces the frequency of administration. ROLONTIS is being investigated for the treatment of chemotherapy-induced neutropenia. In January 2012, we entered into a co-development and commercialization agreement for ROLONTIS worldwide rights, except for Korea, China, and Japan, with Hanmi, based on their proprietary LAPSCOVERY™ technology.
Chemotherapy can cause myelosuppression and unacceptably low levels of white blood cells, making patients prone to infections, hospitalizations, and interruption of chemotherapy treatments.
Neutropenia, a common side effect of chemotherapy, is a condition where the number of neutrophils or white blood cells are too low, and can lead to infection, hospitalization, and even death. G-CSF stimulates the production of white blood cells by the bone marrow. A recombinant form of G-CSF is used in appropriate cancer patients to accelerate recovery from neutropenia after chemotherapy, allowing higher-intensity treatment regimens to be given at full-dose and on schedule. The worldwide annual market opportunity for long-acting G-CSF-related drugs is over $4 billion, based on a 2016 revenue and sales analysis performed by Evaluate Pharma.
In December 2015, we reached agreement with the FDA regarding our Phase 3 Special Protocol Assessment, or SPA, for ROLONTIS. This pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia. We announced in February 2018 that the top line results of this study met the non-inferiority of ROLONTIS to pegfilgrastim endpoint in the Duration of Severe Neutropenia, or DSN, across all four cycles (all p<0.0001). We initiated a second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302) and announced in June 2018, that it had also met its primary efficacy endpoint of non-inferiority in DSN between ROLONTIS and pegfilgrastim.

We submitted our Biologics License Application ("BLA") with the FDA in late December 2018. Due to the recent federal government shutdown, the BLA was officially received by the FDA on January 28, 2019. Once this BLA is accepted by the FDA, our Prescription Drug User Fee Act date is expected to be set for 10 months thereafter.
QAPZOLA
QAPZOLA is a potent tumor-activated drug that is being tested in non-muscle invasive bladder cancer ("NMIBC"). The NCI estimates that the 2018 incidence and prevalence of bladder cancer in the U.S. was approximately 79,000 cases. The global presence of bladder cancer is estimated at 2.7 million cases. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis. The overall cost of bladder cancer treatment in the U.S. is approximately $3.4 billion annually, most of which is related to the direct treatment of this disease.
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
We submitted an NDA on December 11, 2015, which was accepted on February 9, 2016. In November 2016, we received a Complete Response Letter, or CRL, from the FDA. In February 2017, we received a SPA from the FDA for our redesigned Phase 3 study of QAPZOLA. The new Phase 3 study has been specifically designed to build on learnings from the previous studies as well as recommendations from the FDA. The Phase 3 study is currently enrolling up to 425 evaluable patients, using a single dose of 8 mg of QAPZOLA, and will evaluate time-to-recurrence as the primary endpoint.

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
Manufacturing
We currently do not have internal manufacturing capabilities; therefore, all of our products are manufactured on a contract basis. We expect to continue to contract with third-party providers for manufacturing and packaging services, including active pharmaceutical ingredients, or API, and finished-dosage products. We believe that our current agreements with third-party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand and clinical requirements for our products. Where technically feasible, we maintain secondary supplier sources for our drug products to mitigate the risk of over-reliance on any one supplier. We attempt to prevent supply disruption through supply agreements, appropriate forecasting, and maintaining base stock levels.

Sales and Marketing
We presently market our pharmaceutical products through group purchasing organizations, or GPOs, wholesalers or directly to major hospitals and cancer centers in the U.S., except for our U.S. sales of ZEVALIN, in which case we sell directly to the end-user; and through distributors in Europe (and previously in Japan). Most of our revenues are derived from sales within the U.S. For information regarding the portion of our revenue attributable to sales outside the U.S., see Note 5, "Composition of Total Revenue," to our accompanying Consolidated Financial Statements. Our U.S. sales team is divided between “corporate accounts” and “oncology accounts” that generally interact with different end-user types. The primary decision makers for our products are oncologists and hematologists. As of December 31, 2018, our U.S. sales force (sales management, sales representatives, and sales administrative support) numbered 61 employees.

During fiscal years 2018, 2017, and 2016, each of FOLOTYN, EVOMELA and BELEODAQ accounted for 10% or more of our total revenue. The percentage of our total revenue contributed by such products in fiscal years 2018, 2017, and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
FOLOTYN	43.9%	33.5%	31.6%
EVOMELA	25.9%	27.4%	11.1%
BELEODAQ	11.3%	9.6%	9.1%
Customers
Our product sales are concentrated to large pharmaceutical distributors (that ship and bill to hospitals and clinics). The customers that represented 10% or more of our total gross product sales in fiscal years 2018, 2017, and 2016 are as follows:

	Product Sales
	2018	2017	2016
McKesson Corporation and its affiliates	36.3%	31.1%	31.0%
AmerisourceBergen Corporation and its affiliates	29.1%	32.3%	38.4%
Cardinal Health, Inc. and its affiliates	22.0%	26.3%	24.0%
We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represented 10% or more of our “accounts receivable, net of allowance for doubtful accounts,” as of December 31, 2018 and 2017 are as follows:

	Accounts Receivable, Net of Allowance for Doubtful Accounts
	December 31,
	2018	2017
AmerisourceBergen Corporation, and its affiliates	35.0%	22.2%
Cardinal Health, Inc. and its affiliates	27.5%	29.5%
McKesson Corporation and its affiliates	25.5%	34.7%

See Note 5 to the accompanying Consolidated Financial Statements for additional summaries of revenue by geography and product/service source.

Competition
The pharmaceutical industry is characterized by rapidly-evolving technology and intense competition, which we expect will continue. Many companies are engaged in research and development of compounds that are similar to ours – both commercialized and in development, which fosters continuous innovation. In the event that one or more of our competitor’s programs are successful, the market for some of our drug products could be reduced or eliminated. Any product for which we obtain FDA approval must also compete for market acceptance and market share.
Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety, and value of the products to healthcare professionals in private practice, group practices, hospitals, academic institutions, and managed care organizations. Competition for branded drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery, and specific clinical benefits over competitive drug therapies. Unless our products are shown to be differentiated, i.e., have a better safety profile, efficacy, and cost-effectiveness, compared to other alternatives, they may not gain acceptance by medical professionals and may therefore never be commercially successful.

Companies that have products on the market or in research and development that target the same indications as our products include, among others, AstraZeneca plc, Bayer AG, Endo International plc, Eli Lilly and Company, Novartis International AG, Genentech, Inc. (Roche Holding AG), Bristol-Myers Squibb Company, Seattle Genetics, Inc., GlaxoSmithKline plc, Biogen Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma Inc.), Cephalon, Inc. (Teva Pharmaceutical Industries Ltd.), Sanofi S.A., Pfizer, Inc., Merck & Co., Inc., Celgene Corporation, BiPar Sciences, Inc. (Sanofi S.A.), Sanofi Genzyme, Shire plc, AbbVie Inc., Poniard Pharmaceuticals, Inc., Johnson & Johnson, Amgen, Inc., Coherus BioSciences, and Takeda Pharmaceutical Company Ltd.
Each of the aforementioned companies may be more advanced in the development of competing drug products. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancers and drug indications, and have substantially greater resources and expertise than we do.
We believe that the current competitive landscape for each of our commercialized products, and key in-development products, is as follows:

(a)
KHAPZORY is the sodium levo-isomeric form of the racemic compound calcium, leucovorin, a product already approved for the same indication as FUSILEV. There are several generic companies approved by the FDA to sell the calcium leucovorin product, we are competing with lower-cost alternatives.

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

(f) ROLONTIS is a novel long-acting granulocyte colony-stimulating factor that employs a proprietary technology that prolongs the duration of biologics, reducing the frequency of administration. There is currently one novel long-acting granulocyte colony stimulating factor (G-CSF) and two biosimilar G-CSFs marketed in the United States including, Neulasta® (pegfilgrastim), marketed by Amgen, Inc., UDENYCA™ (pegfilgrastim-cbqv), a biosimilar marketed by Coherus BioSciences, and Fulphila® (pegfilgrastim-jmdb), a biosimilar marketed by Mylan Pharmaceuticals, Inc.

(g)
Poziotinib is a novel investigational, oral, quinazoline-based pan-HER inhibitor that irreversibly blocks signaling through the EGFR family of tyrosine-kinase receptors, including human epidermal growth factor receptor (HER1\ErbB1/EGFR), HER2 (ErbB2), and HER4 (ErbB4), as well as HER receptor mutations. Poziotinib’s development program is primarily focused on advanced NSCLC patients harboring exon 20 insertion mutations in both HER1/Erb1/EGFR and HER2(ErbB2). At present there are no FDA approved therapies for metastatic NSCLC patients with EGFR or HER2 exon 20 mutations expect for afatinib, which is FDA- approved for S768I point mutations.

There are a number of other targeted therapies focused on this subtype of NSCLC that are in early clinical investigation by our potential competitors, including: TAK788 - Millennium Pharmaceuticals, Inc., TAGRISSO (Osimertinib) - AstraZeneca, Tarloxotinib - Rain Therapeutics Inc., DS-8201a - Daiichi Sankyo, and JNJ-61186372- Janssen Research & Development.
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

Our in-development products are summarized below:

Our research and development expenses for drug development are comprised of our personnel expenses, contracted services with third parties, license fees and milestone payments to third parties, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2018, 2017, and 2016:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2018	2017	2016
ROLONTIS	$31,612	$20,254	$14,829	*
POZIOTINIB	18,272	6,761	976
MARQIBO	5,255	5,813	4,249
ZEVALIN	5,001	4,412	3,814
QAPZOLA	1,091	4,156	5,437
FOLOTYN	1,517	1,470	1,717
EVOMELA	1,880	1,050	4,964
BELEODAQ	704	718	772
FUSILEV	20	61	—
KHAPZORY	3,580	1,462	2,667
Other in-development indications/drugs	151	153	283
Total — Direct costs	69,083	46,310	39,708
Add: General research and development expenses (including personnel costs that correspond to more than one in-development project)	26,612	21,584	21,335
(Less): Reimbursements from development partners	(350)	(1,999)	(1,710)
(Less): Incurred FOLOTYN study costs that credit expense and reduce our drug development liability (see Note 16 to Consolidated Financial Statements)	(389)	—	(210)
Total research and development expenses	$94,956	$65,895	$59,123
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
In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably utilize the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business. For more information regarding these arrangements see Note 17(b), "Financial Commitments & Contingencies and License Agreements," to our accompanying Consolidated Financial Statements.
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
FUSILEV: FUSILEV had orphan drug exclusivity for two indications. Marketing of the product has been discontinued in the U.S. beginning in December 2018.
ZEVALIN: We have sublicensed U.S. patents that cover the processes and tools for making monoclonal anti-bodies or MABs, in general, licensed U.S. patents that cover the CD-20 MAB in ZEVALIN as well as the use of ZEVALIN to treat NHL, and acquired patents covering the ZEVALIN compounding process (i.e., process of linking the CD-20 MAB to a radioactive isotope to make the patient-ready dosage form of ZEVALIN). These patents expire over a wide range of dates, and the licensed patents covering the CD-20 MAB began to expire in 2015. Additionally, we have U.S. patents covering the compounding process expiring in 2019.
FOLOTYN: We have a composition of matter patent due to expire in November 2022, following a five-year patent term extension in the U.S., as well as through confidential settlement agreements executed in June 2016 with five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN. The composition of matter patent expired in Europe in 2017.
We also have patents covering the use of FOLOTYN for PTCL that will not expire until 2025. We have filed for extension of this patent in Japan where FOLOTYN was approved in 2017. If the extension is granted, the patent will be extended by approximately 3 years and 11 months. The use patent is eligible for similar patent term extension in Europe following regulatory approval.
BELEODAQ: The composition of matter patents that cover BELEODAQ and related compounds do not begin to expire until 2021. We have applied for extension of the composition of matter patent in US. If an extension is granted, the patent will expire in 2026. In addition, there is a formulation patent which will not expire until 2027 in the U.S. Currently, there are multiple U.S. and foreign patent applications pending that cover BELEODAQ formulations, uses and manufacturing and synthesis processes.
We and Onxeo have filed a patent infringement lawsuit against Fresenius which triggered an automatic stay of this ANDA for 30 months, which will expire in April of 2021. The trial is currently scheduled to start in February of 2021. In addition, BELOEDAQ is protected from competition in the U.S. by an Orphan Drug Exclusivity indication until July 3, 2021.

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
EVOMELA: This drug is covered by issued patents claiming improved Captisol® technology that are due to expire between 2025 and 2034 in the U.S. Outside the U.S., we have issued patents that cover improved Captisol technology that are due to expire in 2025 and pending applications with anticipated expiry in 2029 (if issued). We also have filed patent applications covering the Captisol-based formulation of EVOMELA in the U.S. and a number of other countries.
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
KHAPZORY: The U.S. patent application is currently underway, and depending its outcome, it may provide intellectual property protections for this product.
Poziotinib: A composition of matter patent covering poziotinib is due to expire in 2028. The patent is eligible for patent term extension following regulatory approval. Poziotinib is also covered by additional patents and patent applications covering its formulations and synthetic processes which will expire between 2032 and 2034. We are also considering filing of additional patent applications covering new formulations and uses.
QAPZOLA: The U.S. formulation patent for QAPZOLA does not expire until 2022, and a patent for the method of treatment of bladder cancer using a stabilized formulation does not expire until 2024. Formulation patents outside the U.S. are due to expire in 2022. We have filed additional U.S. and foreign patent applications covering new formulations and/or uses for this product.
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
In addition to the specific intellectual property subjects discussed above, we have trademark registrations in the U.S. for Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, EVOMELA®, and ROLONTIS®. We also have trademarks in KHAPZORY™, REDEFINING CANCER CARE™, and the Spectrum Pharmaceuticals' logos. Any other trademarks are the property of their respective owners.

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
    Currently, BELEODAQ has orphan drug designation for use in PTCL, and EVOMELA has orphan drug designation as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with MM. In addition, MARQIBO has orphan drug designations for its use in the treatment of adult patients with ALL in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies, and ZEVALIN has orphan drug designations for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with Rituximab refractory follicular NHL.
Governmental Regulation
The development, production and marketing of our proprietary and biologic products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs and biologics are subject to rigorous regulation. The Federal Food, Drug, and Cosmetic Act, as amended from time to time, and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the development, approval, manufacture, safety, labeling, storage, record keeping, distribution, promotion, and advertising of our products. Product development and approval within this regulatory framework, including for drugs already at a clinical stage of development, can take many years and require the expenditure of substantial resources, and to obtain FDA approval, a product must satisfy mandatory quality, safety, and efficacy requirements. In addition, each drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations and are subject to inspections by the FDA. To supply drug ingredients or products for use in the U.S., foreign manufacturing establishments must also comply with cGMP and are subject to inspections by the FDA or by other regulatory authorities in certain countries under reciprocal agreements with the FDA.
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

Pre-clinical Testing: During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of a drug or biologic compound against the targeted disease. The compound is evaluated for safety. While some of our compounds are currently in clinical trials, it is possible that additional pre-clinical testing could be requested by a regulatory authority for any of our compounds.
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
Fast Track and Priority Review: The FDA has established procedures for accelerating the approval of drugs to be marketed for serious or life-threatening diseases for which the manufacturer can demonstrate the potential to address unmet medical needs. As discussed above, we have obtained accelerated approval to market FOLOTYN, BELEODAQ and
MARQIBO.
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
Breakthrough Therapy Designation: A BTD is available from the FDA for drugs or drug combinations used to treat serious or life-threatening disease conditions based on preliminary clinical evidence that the drug may offer substantial improvement over existing therapies. FDA may grant priority approval to breakthrough drug indications. FDA may also grant accelerated approval and priority review for drugs that fill an unmet medical need. An advantage to this designation is that clinical trials may use surrogate endpoints to predict clinical benefit, requiring less time than other objective endpoints such as overall survival.
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
Employees
As of December 31, 2018, we had 235 employees (as compared to 215 employees as of December 31, 2017), 8 of whom hold an M.D. degree, and 17 of whom hold a Ph.D. degree. We believe that the success of our business will depend, in part, on our ability to attract and retain uniquely qualified personnel. Our employees are not part of any collective bargaining agreements, and we believe that we have good relations with our employees.
Upon the closing of the Acrotech Transaction, we plan to reduce our staff by approximately 90 employees, the majority of which we expect to transition to Acrotech.

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
We are currently conducting multiple clinical trials for our products. Each of our clinical trials requires investment of substantial financial and personnel resources. The commencement and completion of these clinical trials may be delayed by various factors, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analysis, delay or failure to obtain the required approval to conduct a clinical trial at a prospective site, and shortages of available drug supply.
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

If we are unable to continue to successfully develop poziotinib, ROLONTIS, or any of our other pipeline products, our business, prospects, operating results, and financial condition will be materially harmed.

We are currently conducting clinical trials for poziotinib. This product will require significant further development, including financial resources and personnel to possibly obtain regulatory approval. In December 2018, we submitted our NDA to the FDA for ROLOTNIS. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop these drugs or others, and thus it is possible that none of our pipeline compounds will ever become viable commercial products.

The announcement of any negative or unexpected data, any delay in our anticipated timelines for filing for regulatory approval, or a significant advancement of a competitor, may cause our stock price to decline significantly and may have an adverse impact on our business, financial condition and prospects. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. There is no assurance that data from our clinical trials will support filings for regulatory approval of any of our pipeline products, or even if approved, that these drugs will become commercially successful for all approved indications. In addition, we may experience significant setbacks in our advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events. Any deficiencies in the our clinical trial operations or other unexpected adverse events impacting such trials could cause increased costs, program delays or both, which may harm our business.

If one of our pipeline products fails at any stage of development, or we otherwise determine to discontinue development of that product, we will not have the anticipated revenues from that product, and we may not receive any return of our investment on it. Consequently, our stock price could decline significantly and there could be an adverse impact on our business, financial condition, results of operations and prospects.

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

Our supply of APIs, and drug products will be dependent upon the production capabilities of contract manufacturing organizations, or CMOs, component and packaging supply sources, other third-party suppliers, and other providers of logistical services. Some of these parties are based overseas and, if they are not able to meet our demands and FDA scrutiny, we may be limited in our ability to meet demand for our products, ensure regulatory compliance, or maximize profit on the sale of our products.
We have no internal manufacturing capacity for APIs or our drug products, and, therefore, we have entered into agreements with CMOs and other suppliers to supply us with APIs and our finished drug product. Success in the development and marketing of our drug products depends, in part, upon our ability to maintain, expand and enhance our existing relationships and establish new sources of supply. Some of the third-party manufacturing facilities used in the production of APIs and our drug products are located outside the U.S. The manufacture of APIs and finished drug products, including the acquisition of compounds used in the manufacture of the finished drug product, may require considerable lead times. We have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers.
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

KHAPZORY:

The most common adverse reactions (>20%) in patients receiving high-dose methotrexate therapy with levoleucovorin rescue were stomatitis (38%) and vomiting (38%). The most common adverse reactions (>50%) in patients receiving levoleucovorin in combination with fluorouracil for metastic colorectal cancer were stomatitis (72%), diarrhea (70%), and nausea (62%).
Our dependence on key executives, scientists and sales and marketing personnel could impact the development and management of our business.
We are highly dependent upon our ability to attract and retain qualified scientific, technical sales and marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change, for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. We do not have employment agreements with most of our key scientific, technical, or managerial employees. However, we entered into new employment agreements with each of our named executive officers (chief executive officer, chief operating officer, chief financial officer, and chief legal officer) in April and June 2018, which supersede any prior Change in Control Severance Agreements with such individuals.
A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business
A significant portion of our revenue comes from a limited number of distributors. In the years ended December 31, 2018 and December 31, 2017, three distributors (and their affiliates) together represented approximately 88% and 90%, respectively, of our worldwide revenues. We expect that a significant portion of our future revenue will continue to depend on sales to a limited number of distributors in the foreseeable future. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. These distributors comprise a significant part of the distribution network for pharmaceutical products in the U.S. and a small number of large distributors and wholesalers control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through their fee-for-service arrangements. Any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. In addition, any individual distributor could choose to stop selling some or all of our products at any time, and without notice. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products and could also experience declines in our revenues which in turn could materially adversely impact our financial condition.
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
We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products beginning at its expiration date and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months following its expiration date (as well as for overstock inventory, as determined by end-users). We authorize returns for damaged products and exchanges for expired products in accordance with our returned goods policy and procedures. Also, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, GPOs, pharmacies or other retail customers.
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
Our divestiture activities, including the Acrotech Transaction, may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.
As previously discussed, we have entered into an agreement with Acrotech to divest certain assets that no longer fit with our strategic direction. We may in the future engage in additional divestiture transactions. Divestitures generally involve significant risks and uncertainties, including, without limitation:

•	our failure to effectively transfer contracts, facilities and employees to buyers;

•	requirements that we indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestitures;

•	challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	our inability to reduce fixed costs previously associated with the divested assets;

•	challenges in collecting the proceeds from any divestiture;

•	disruption of our ongoing business and distraction of management; and

•	loss of key employees who leave our Company as a result of a divestiture.
Because divestitures are inherently risky, our transactions, including the Acrotech Transaction, may not be successful and may, in some cases, harm our operating results or financial condition.
We may not be able to successfully or timely complete the Acrotech Transaction, which could materially impact the market price of our Company’s common stock, as well as our future business prospects and our financial condition, results of operations and cash flows.
On January 17, 2019, we entered into a definitive asset purchase agreement with Acrotech for the sale of our FDA-approved product portfolio. The Acrotech Transaction may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated. The completion of the Acrotech Transaction is subject to the satisfaction or waiver of customary closing conditions, such as receipt of certain regulatory approvals. There can be no assurance that these conditions will be satisfied or waived, or that other events will not intervene to delay or result in the failure to close the Acrotech Transaction.
In addition, while we believe that we will receive all required approvals for the Acrotech Transaction and Acrotech and we have agreed to use reasonable best efforts, subject to certain limitations, to obtain such approvals, there can be no assurance as to the receipt or timing of receipt of these approvals. As a condition to approving the Acrotech Transaction, governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of the business after consummation of the Acrotech Transaction, including those which Acrotech may not be required to accept pursuant to the terms of the executed asset purchase agreement. A substantial delay in obtaining any required authorizations or approvals or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations or approvals, could prevent the completion of the Acrotech Transaction or have an adverse effect on the anticipated benefits of the Acrotech Transaction. If the Acrotech Transaction is not consummated in a timely manner or at all, our ongoing business may be materially adversely affected, including without limitation, as follows:

•	we may experience negative reactions from financial markets and our stock price could decline;

•	we may experience negative reactions from employees, customers, suppliers or other third parties;

•	our management’s focus would have been diverted from pursuing other valuable opportunities; and

•	the costs of completing the Acrotech Transaction may be higher than anticipated and, in any event, would be borne entirely by us.
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
We are subject to federal and state income taxes in the U.S. and our tax liabilities are dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to:

•	interpretations of existing tax laws;

•	the accounting for stock options and other share-based compensation;

•	changes in tax laws and rates;

•	future levels of research and development spending;

•	changes in accounting standards;

•	changes in the mix of earnings in the various tax jurisdictions in which we operate;

•	the outcome of examinations by the Internal Revenue Service and tax regulators in other jurisdictions;

•	the accuracy of our estimates for unrecognized tax benefits;

•	realization of deferred tax assets; and

•	changes in overall levels of pre-tax earnings.
The impact on our income taxes resulting from the above-mentioned factors may be significant and could have an impact on our profitability.

Our sales and operations are subject to the risks of doing business internationally.
We have a presence in international markets subjecting us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates, in particular the recent strength of the U.S. dollar versus foreign currencies that has adversely impacted our revenues and net income;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.
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
A breakdown or breach of our information technology systems and cybersecurity efforts could subject us to liability, reputational damage or interrupt the operation of our business.
We rely upon our sophisticated information technology systems and infrastructure to operate our business.  In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information.  Data privacy breaches by those who access our systems, whether by employees or others, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public or otherwise used for unauthorized purposes.We could also experience a business interruption, noncompliance with data privacy laws, theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers.  Such attacks are of ever-increasing levels of sophistication, frequency and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems (or that of our third-party providers). Any such interruption or breach of our systems or improper use of confidential data could adversely affect our business operations, financial condition, and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.
We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all.
We have incurred net losses in each of the years ended December 31, 2018, 2017, and 2016, respectively. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect that in the foreseeable future we will continue to spend substantial amounts on research and development to further develop and potentially commercialize poziotinib and ROLONTIS. Accordingly, we expect to continue to incur net losses in the foreseeable future and may not achieve profitability for some time, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
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
We may be involved in additional lawsuits to defend or enforce our patents, which could be expensive, time-consuming and unsuccessful.
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
Our research and development, manufacturing (including a radio labeling step for ZEVALIN) and administration of our drugs involves the controlled use of hazardous materials, including chemicals, radioactive and biological materials, such as radioactive isotopes. We are subject to federal, state, local and foreign environmental laws and regulations governing, among other matters, the handling, storage, use and disposal of these materials and some waste byproducts. We cannot completely eliminate the risk of contamination or injury from these materials and we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for environmental cleanup and removal. Currently the costs of complying with such federal, state, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

Risks Related to Our Common Stock
Future issuances of our common stock or instruments convertible or exercisable into our common stock, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
We may obtain additional funds through public or private debt or equity financings in the near future. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In the past, we have issued shares of common stock pursuant to at-the-market-issuance sales agreements and we may do so in the future. Certain issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. In addition, future exercises of some or all of our outstanding options, warrants, or other rights may likewise dilute the ownership interests of our stockholders, and any sales in the public market of any shares of our common stock issuable upon such conversion or exercise, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock. These issuances or other dilutive issuances would also cause our per share net income, if any, to decrease in future periods.
Further, as of December 31, 2018, an aggregate 5.0 million shares of common stock were issuable pursuant to the exercise of outstanding options and the vesting of restricted stock awards and units. Further, 17.6 million shares of common stock were reserved for future issuance under our equity compensation plans.
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
Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 2, 2018 through February 21, 2019, the closing price of our common stock ranged between $6.39 and $24.82, and the daily trading volume was as high as 12.4 million shares and as low as 0.5 million shares.
Following periods of volatility in the market price of a company’s securities, a securities class action litigation may be instituted against that company. Regardless of their merit, these types of lawsuits generally result in substantial legal fees and management’s attention and resources being diverted from the operations of a business.
Provisions of our charter, and bylaws may make it more difficult for someone to acquire control of us or replace current management even if doing so would benefit our stockholders, which may lower the price an acquirer or investor would pay for our stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 12,000 square feet for our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring October 31, 2021, and we lease 56,000 square feet for our administrative and research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2022. We also lease administrative space in Westlake Village, California; Westminster, Colorado; and Mumbai, India. We believe that these leased facilities are adequate to meet our current and planned business needs.

ITEM 3. LEGAL PROCEEDINGS
From time-to-time, we are involved with various legal matters arising from the ordinary course of operating our publicly-traded pharmaceutical business. These legal matters may include product liability claims, intellectual property claims, employment practices claims, shareholder claims, among other general claims. We record liability provisions to our financial statements for such matters when it is both: (1) probable that a payment will be made to the claimant, and (2) we can reasonably estimate the payment amount, given all available information.
Our legal accrual assessments are performed at least quarterly, and are adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to each particular case. Although litigation is inherently unpredictable, we do not believe that individually or in the aggregate, these claims will have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.
Certain of our legal proceedings are discussed in Note 17(g), "Financial Commitments & Contingencies and License Agreements," to our accompanying Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPPI.”

On February 21, 2019, the closing price of our common stock on the NASDAQ Global Select Market was $11.57 per share, and there were 156 holders of record of our common stock.

During the year ended December 31, 2018, we purchased and retired an aggregate of 3,463,873 shares of common stock that were surrendered by our employees and members of our Board of Directors (at a weighted average price of $18.05 per share) to (i) satisfy the tax withholdings at the time of vesting for restricted stock awards, and at the time of stock option exercises, or (ii) satisfy the exercise price on stock option exercises. The table below presents our purchases of Spectrum's common stock during the year ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
First Quarter	3,463,873	$18.05
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—
Year Ended December 31, 2018	3,463,873	$18.05
Stock Performance Graph (1)
The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2013, the last trading day before our 2014 fiscal year, through the end of fiscal 2018 with the cumulative total return on $100 invested for the same period in the Russell 2000 index and our Peer Group.

During the first quarter of 2017, we re-engaged an independent executive compensation firm, Exequity, who performed an evaluation of our peer group companies. Exequity identified and selected a comparably sized, industry-affiliated peer group of companies operating within the biotechnology or pharmaceutical industries.

As of December 31, 2018, our Peer Group consists of the following publicly-traded companies:

•	AMAG Pharmaceuticals, Inc.

•	Amphastar Pharmaceuticals, Inc.

•	Eagle Pharmaceuticals, Inc.

•	Enanta Pharmaceuticals, Inc.

•	Fluidigm Corporation

•	Genomic Health, Inc.

•	Halozyme Therapeutics, Inc.

•	Harvard Bioscience, Inc.

•	Infinity Pharmaceuticals, Inc.

•	Luminex Corporation

•	Merrimack Pharmaceuticals, Inc.

•	MiMedx Group, Inc.

•	NewLink Genetics Corporation

•	Pernix Therapeutics Holdings, Inc.

•	Supernus Pharmaceuticals, Inc.

•	Vanda Pharmaceuticals Inc.

•	VIVUS, Inc.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Spectrum Pharmaceuticals, Inc.	$78	$68	$50	$214	$99
Russell 2000	$105	$100	$122	$139	$124
Peer Group	$114	$109	$93	$105	$99

(1)
The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy
We have not paid dividends on our common stock during the most two recent fiscal years. We currently intend to retain all earnings, if any, for use in the expansion of our business and do not anticipate paying any dividends in the foreseeable future. However, the payment of dividends, if any, will be at the discretion of the Board of Directors and subject to compliance at such time with any applicable restrictions contained in our various agreements and applicable law.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2018, 2017, and 2016 are included elsewhere in this Annual Report on Form 10-K.
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

	Year ended December 31,
Selected Statement of Operations Data:	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Total revenues*	$109,333	$128,367	$146,444	$162,556	$186,830
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	26,756	42,859	27,953	27,689	27,037
Cost of service revenue	—	4,359	7,890	—	—
Selling, general and administrative	90,700	84,267	88,418	88,064	98,339
Research and development	94,956	65,895	59,123	51,073	70,116
Amortization of intangible assets	28,098	27,647	25,946	38,319	24,288
Loss from operations	(131,177)	(96,660)	(62,886)	(42,589)	(32,950)
Change in fair value of contingent consideration related to acquisitions	1,927	(4,957)	(649)	676	987
Other income (expense), net	9,240	(6,409)	(8,548)	(10,323)	(12,951)
Loss before income taxes	(120,010)	(108,026)	(72,083)	(52,236)	(44,914)
Benefit (provision) for income taxes	(1)	16,778	2,313	(406)	(2,186)
Net loss	$(120,011)	$(91,248)	$(69,770)	$(52,642)	$(47,100)
Net loss per share—basic	$(1.16)	$(1.07)	$(0.96)	$(0.81)	$(0.73)
Net loss per share—diluted	$(1.16)	$(1.07)	$(0.96)	$(0.81)	$(0.73)
* See Note 2(i) for a discussion of our adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective beginning on January 1, 2018.

	As of December 31,
Selected Balance Sheet Data:	2018	2017	2016	2015	2014
	(In thousands)
Cash, cash equivalents and marketable securities	$203,988	$227,571	$158,469	$139,986	$133,248
Working capital surplus (current assets minus current liabilities)	$164,214	$167,997	$151,137	$114,282	$113,030
Total assets	$390,886	$487,439	$428,768	$419,049	$490,033
Long term obligations, less current portion	$21,150	$26,351	$127,229	$129,849	$126,040
Total stockholders’ equity	$283,262	$351,339	$236,026	$212,857	$254,554

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
OVERVIEW
Our Business
We are a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial infrastructure and a field-based sales force for our marketed products. Currently, we have seven approved oncology/hematology products (FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: NHL, mCRC, ALL, and MM.
We also have two drugs in late-stage development:

•	Poziotinib, a novel pan-HER inhibitor under investigation for NSCLC tumors with either EGFR or HER2 exon-20 insertion mutations; and

•	ROLONTIS, a novel long-acting GCSF analog for chemotherapy-induced neutropenia.
See Item 1. Business, for our discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the year ended December 31, 2018 and through the filing date of this Annual Report on Form 10-K, we made a strategic shift in our business through executing an agreement to sell the distribution rights to our legacy commercialized drug portfolio. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:

Execution of Asset Purchase Agreement for our Commercialized Drug Portfolio:

On January 17, 2019, we entered into a definitive asset purchase agreement for the sale of our FDA-approved product portfolio of FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA to Acrotech. Upon the closing of the Acrotech Transaction, we are entitled to receive up to $160 million in an upfront cash payment (of which $4 million will be held in escrow for six months). In addition, we expect a purchase price adjustment for certain ongoing research and development activities of the commercialized product portfolio. We are also entitled to receive an aggregate $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to this product portfolio. We plan to reduce our staff by approximately 90 employees, the majority of which we expect to transition to Acrotech.

Poziotinib, an irreversible tyrosine kinase inhibitor:

In September 2018, we announced preliminary poziotinib data from the University of Texas, MD Anderson Cancer Center ("MD Anderson") Phase 2 non-small cell lung cancer ("NSCLC") study which were released during an oral presentation at the IASLC 19th World Conference on Lung Cancer. The MD Anderson study is the single largest data set of patients with an exon 20 mutation in EGFR or HER2.  This Phase 2 study demonstrated high anti-tumor activity for poziotinib in metastatic, heavily pretreated EGFR exon 20 mutant NSCLC, a group for which no targeted agents have proved to be effective to date. This data is summarized below:

•	In 44 evaluable patients with EGFR exon-20 mutations, the confirmed overall response rate (ORR) was 43% and disease control rate was 90%. Median progression free survival (PFS) was 5.5 months (ITT).

•	In evaluable patients with HER2 exon-20 mutations, the confirmed overall response rate (ORR) was 42% and disease control rate was 83%. Median progression free survival (PFS) was 5.1 months (ITT).

•
EGFR-related toxicities (including rash, diarrhea, and paronychia) were manageable and required dose reductions in 60% of patients. Discontinuation due to poor tolerance was rare (approximately 3% of patients).

On January 2, 2019 we announced full enrollment of cohort 1 (N=87) for previously treated NSCLC patients with EGFR exon 20 insertion mutations with sites across the U.S., Europe, and Canada. The EGFR previously treated cohort is part of the ZENITH20 trial - an open-label, multi-center, global Phase 2 trial evaluating NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Results from this cohort are expected to be released during the second half of 2019.

ROLONTIS, a novel long-acting G-CSF:

Top-Line Results of our ADVANCE and RECOVER Studies

In February 2018 and June 2018, we announced that the top line results of our pivotal Phase 3 studies (ADVANCE and RECOVER) demonstrated that it was non-inferior to the current standard of care, and had a similar safety profile.

BLA Submission

We submitted our Biologics License Application ("BLA") with the FDA in late December 2018. Due to the recent federal government shutdown, the BLA was officially received by the FDA on January 28, 2019. Once this BLA is accepted by the FDA, our Prescription Drug User Fee Act date is expected to be set for 10 months thereafter.
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
Cost of Sales (excluding amortization of intangible assets)
Cost of sales includes production and packaging materials, contract manufacturer fees, allocated personnel costs (including stock-based compensation expense), shipping expenses, and royalty fees.
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
Research and Development
Our research and development activities primarily relate to the clinical development and testing of new drugs, and conducting studies in order to gain regulatory approval for the commercialization of our drug products. These expenses consist of compensation (including stock-based compensation) and benefits for research and development and clinical and regulatory personnel, materials and supplies, consultants, and regulatory and clinical payments related to studies. In addition, we include within research and development expense, technology transfer costs and manufacture qualification costs– prior to FDA approval of the product, its formulation, and/or its manufacturing sites.

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

Our management believes its estimates and assumptions are supportable, reasonable, and consistently applied. Nonetheless, estimates are inherently uncertain. As a result, our financial position and operating results could materially differ from the amounts reported within the accompanying Consolidated Financial Statements if management’s estimates require prospective adjustment. Our critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or net realizable value

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals
Revenue Recognition
Impact of the Adoption of the New Revenue Recognition Standard: ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for us on January 1, 2018. Our disclosure within the below sections reflects our updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606; this resulted in the recognition of an aggregate $4.7 million, net of tax, decrease to our January 1, 2018 “accumulated deficit” on our accompanying Consolidated Balance Sheets for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition (“Topic 605”). See Notes 4, 5, and 20 to the accompanying Consolidated Financial Statements, for additional disclosures in accordance with Topic 606.
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
    These five elements, as applied to each of our revenue categories, are summarized below:
(a) Product Sales: We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers), except for our U.S. sales of ZEVALIN, and limited sales of EVOMELA, in which case the end-user (i.e., clinic or hospital) is our customer. Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.
Our gross product sales (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates using the “expected value” method, resulting in our reported “product sales, net” in the accompanying Consolidated Statements of Operations, reflecting the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-

end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be materially above or below the amount estimated, then requiring prospective adjustments to our reported net product sales.
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
Inventories – Lower of Cost or Net Realizable Value
We value our inventory at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its net realizable value. Inventory cost is determined on the first-in, first-out method. We regularly review our inventory quantities in process of manufacture and on hand. When appropriate, we record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast by product and corresponding expiry dates of each product lot.
Manufacturing costs of drug products that are pending FDA approval are fully expensed through “research and development,” on the accompanying Consolidated Statements of Operations.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “(provision) benefit for income taxes” within the Consolidated Statements of Operations in the period the notice was received.
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
Litigation Accruals
From time-to-time, we are involved with various legal matters arising from the ordinary course of operating our publicly-traded pharmaceutical business. These legal matters may include product liability claims, intellectual property claims, employment practices claims, shareholder claims, among other general claims. We accrue for these contingent liabilities when it is both: (1) probable that a payment will be made to the claimant, and (2) we can reasonably estimate the payment amount, given all available information.

RESULTS OF OPERATIONS
Operations Overview – 2018, 2017, and 2016

	Year Ended December 31,
	2018		2017		2016
	($ in thousands)
Total revenues	$109,333	100.0%	$128,367	100.0%	$146,444	100.0%
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	26,756	24.5%	42,859	33.4%	27,953	19.1%
Cost of service revenue	—	—%	4,359	3.4%	7,890	5.4%
Selling, general and administrative	90,700	83.0%	84,267	65.6%	88,418	60.4%
Research and development	94,956	86.9%	65,895	51.3%	59,123	40.4%
Amortization of intangible assets	28,098	25.7%	27,647	21.5%	25,946	17.7%
Total operating costs and expenses	240,510	220.0%	225,027	175.3%	209,330	142.9%
Loss from operations	(131,177)	(120.0)%	(96,660)	(75.3)%	(62,886)	(42.9)%
Interest expense, net	(340)	(0.3)%	(6,798)	(5.3)%	(9,435)	(6.4)%
Change in fair value of contingent consideration related to acquisitions	1,927	1.8%	(4,957)	(3.9)%	(649)	(0.4)%
Other income, net	9,580	8.8%	389	0.3%	887	0.6%
Loss before income taxes	(120,010)	(109.8)%	(108,026)	(84.2)%	(72,083)	(49.2)%
(Provision) benefit for income taxes	(1)	—%	16,778	13.1%	2,313	1.6%
Net loss	$(120,011)	(109.8)%	$(91,248)	(71.1)%	$(69,770)	(47.6)%

YEAR ENDED DECEMBER 31, 2018 VERSUS DECEMBER 31, 2017
Total Revenues

	Year Ended December 31,
	2018		2017		$ Change	% Change
	($ in millions)
Product sales, net:
FOLOTYN	$48.0		$43.0		$5.0	11.6%
EVOMELA	28.3		35.2		(6.9)	(19.6)%
BELEODAQ	12.3		12.4		(0.1)	(0.8)%
ZEVALIN	7.0		11.8		(4.8)	(40.7)%
MARQIBO	5.5		6.6		(1.1)	(16.7)%
FUSILEV**	2.4		7.3		(4.9)	(67.1)%
KHAPZORY	0.9		—		0.9	—%
	104.5		116.2	*	(11.7)	(10.1)%
License fees and service revenue	4.9		12.2		(7.3)	(59.8)%
Total revenues	$109.4	*	$128.4		$(19.0)	(14.8)%
* Does not agree to the face of the accompanying Consolidated Statements of Operations for the year ended December 31, 2018 by an immaterial amount due to rounding.
** Effective December 2018, FUSILEV has been discontinued and we are no longer selling this product. We have since transitioned to marketing KHAPZORY for identical indications as FUSILEV.
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
FOLOTYN revenue increased $5.0 million due to an increase in our average net sales price per unit, partially offset by a decrease in units sold in the current year.
EVOMELA revenue decreased $6.9 million due to a decrease in our average net sales price per unit in the current year, partially offset by an increase in unit sales.
BELEODAQ revenue decreased $0.1 million due to a decrease in units sold, partially offset by an increase in our average net sales price per unit in the current year.
ZEVALIN revenue decreased $4.8 million due to a decrease in both units sold, and our average net sales price per unit.
MARQIBO revenue decreased $1.1 million due to a decrease in units sold during the period, partially offset by an increase in our average net sales price per unit.
FUSILEV revenue decreased $4.9 million as a result of both the decrease in the number of units sold and our average net sales price per unit, due to the competitive generic levo-leucovorin products, beginning in 2015 (see Note 3(f)) to our accompanying Consolidated Financial Statements). As noted above, effective December 2018, FUSILEV has been discontinued and we are no longer selling this product. We have since transitioned to marketing KHAPZORY for identical indications as FUSILEV.
KHAPZORY revenue of $0.9 million in the current year is due to its commercial launch during the fourth quarter of 2018.
License fees and service revenue. Our license fees and service revenue in 2018 decreased by $7.3 million primarily due to the following: (i) $4.7 million of non-recurring service revenue from our expired co-promotion arrangement with Eagle Pharmaceuticals, Inc. ("Eagle") in 2017 (see Note 14 to our accompanying Consolidated Financial Statements); and (ii) $4 million decrease in FOLOTYN royalties, primarily related to the non-recurrence of $5 million of regulatory and commercial milestone achievements of our licensee within Japan in 2017 (see Note 17(b)(vii) to our accompanying Consolidated Financial Statements). This decrease was partially offset by (i) $1 million milestone associated with our licensee's November 2018 Canadian approval of FOLOTYN (see Note 17(b)(xv)), and (ii) $0.8 million increase of ZEVALIN license fees within the Asia territory. See Note 5 to our accompanying Consolidated Financial Statements for a tabular comparative summary, by source, of these license fees and service revenue amounts.

Operating Expenses

	Year Ended December 31,
	2018	2017	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of sales (excludes amortization intangible assets)	$26.8	$42.9	$(16.1)	(37.5)%
Cost of service revenue	—	4.4	(4.4)	—%
Selling, general and administrative	90.7	84.3	6.4	7.6%
Research and development	95.0	65.9	29.1	44.2%
Amortization of intangible assets	28.1	27.6	0.5	1.8%
Total operating costs and expenses	$240.5	$225.0	$15.5	6.9%
Cost of Sales. Cost of sales decreased $16.1 million in 2018, primarily due to our product sales decrease, as well as the sales mix in each year.
Cost of Service Revenue. Cost of service revenue substantially relates to our allocated commercial and marketing expenses (from “selling, general, and administrative” expenses) for our 2017 promotion and sale of Eagle’s products by our sales force. We ceased marketing these products beginning July 1, 2017 (see Note 14 to the accompanying Consolidated Financial Statements).
Selling, General and Administrative. Selling, general and administrative expenses increased $6.4 million in 2018, primarily due to (i) the non-recurrence of certain marketing cost allocations out of this account; in the prior year, an aggregate $4.2 million was reclassified from this account and presented within “cost of service revenue” (see above for Eagle); (ii) $3.3 million increase in legal expenses primarily associated with the termination of our former chief executive officer in December 2017, and our corporate development initiatives; (iii) $2.2 million increase in various marketing activities, including the forthcoming commercial launch of ROLONTIS upon FDA approval; (iv) $2.1 million increase in payroll tax expenses primarily related to stock option exercises during the year by our former chief executive officer; and (v) $1.7 million increase in various other expenses to further support our current operations and planned business growth. These increases were partially offset by a $7 million decrease in personnel and benefit-related costs as compared to prior year, largely attributable to the contractual amounts due to our former chief executive officer upon his termination in December 2017.
Research and Development. Research and development expenses increased $29.1 million in 2018 due to several factors, including: (i) $19.1 million increase in product manufacturing costs related to the planned commercial launch of ROLONTIS; (ii) $0.9 million increase in clinical activities; (iii) $2.9 million increase in pre-FDA approval manufacturing costs associated with the launch of KHAPZORY in the fourth quarter of 2018; (iv) $0.9 million increase in product development costs for BELEODAQ; (v) $0.8 million in technical transfer costs associated with ZEVALIN production at a new site; (vi) $0.8 million increase in manufacture validation costs for EVOMELA production at a new site; and (vii) $5.2 million increase in personnel-related costs to drive these various clinical, manufacture validation, and product development initiatives. These increases were partially offset by a $2.7 million decrease in product manufacturing costs associated with QAPZOLA, as we refine our product development priorities.
Amortization and Impairment Charges of Intangible Assets. Amortization expense, recorded on a straight-line basis, increased in 2018 due to the capitalization of KHAPZORY distribution rights and its incremental amortization in the current year (see Note 3(g)).
Total Other Income (Expense)

	Year Ended December 31,
	2018	2017	$ Change	% Change
	($ in millions)
Total other income (expense)	$11.2	$(11.4)	$22.6	198.2%
Total other income (expense) increased by $22.6 million due to multiple offsetting components including: (i) $10.5 million increase in unrealized gain on our CASI Pharmaceuticals, Inc. equity securities, which are now recorded within “other income (expense), net” rather than “other comprehensive (loss) income” due to our adoption of ASU 2016-01 (see Note 3(a) to our accompanying Consolidated Financial Statements); (ii) $7.3 million aggregate decrease of interest and principal retirement expense related to our 2018 Convertible Notes (see Note 15 to our accompanying Consolidated Financial Statements); and (iii) $6.9 million decrease in the fair value of contingent consideration related to our MARQIBO product (see Note 10(a) to our accompanying Consolidated Financial Statements). These net increases to other income was partially offset by $2 million increase in executive deferred compensation expense (see Note 17(f) to our accompanying Consolidated Financial Statements).

(Provision) benefit for Income Taxes

	Year Ended December 31,
	2018	2017	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$—	$16.8	$(16.8)	(100.0)%
Our provision for income taxes was a nominal $1 thousand for 2018. Our $16.8 million benefit for income taxes in 2017 principally relates to tax benefits allocated to continuing operations as a result of unrealized gains in "other comprehensive income (loss)". During 2017, we had unrealized gains from the change in value of our available-for-sale securities that are reported within "other comprehensive income (loss)" of $25.8 million, while we also reported a pretax "loss from continuing operations" of $108 million. These gains in "other comprehensive income (loss)" resulted in our recording a tax benefit of $9.7 million to continuing operations and an offsetting tax charge to "other comprehensive income (loss)" of $9.7 million (this did not recur in the current year with our January 1, 2018 adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities). The other portion of our 2017 benefit for income taxes relates to the re-measurement of deferred taxes and our updated assessment of the realizability of deferred tax assets, as part of the enactment of the Tax Jobs and Cuts Act.

YEAR ENDED DECEMBER 31, 2017 VERSUS DECEMBER 31, 2016
Total Revenues

	Year Ended December 31,
	2017		2016		$ Change	% Change
	($ in millions)
Product sales, net:
FOLOTYN	43.0		46.2		(3.2)	(6.9)%
EVOMELA	35.2		16.2		19.0	117.3%
BELEODAQ	12.4		13.4		(1.0)	(7.5)%
ZEVALIN	11.8		10.7		1.1	10.3%
MARQIBO	6.6		7.2		(0.6)	(8.3)%
FUSILEV	7.3		34.8		(27.5)	(79.0)%
	116.2	*	128.6	*	(12.4)	(9.6)%
License fees and service revenue	12.2		17.8		(5.6)	(31.5)%
Total revenues	$128.4		$146.4		$(18.0)	(12.3)%
* Does not agree to the face of the accompanying Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, respectively, by an immaterial amount due to rounding.
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

Cost of Service Revenue. Cost of service revenue substantially relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for promotion and sale of Eagle's products by our sales force. Our cost of service revenue decreased $3.5 million in 2017 compared to 2016 because we ceased marketing these products beginning July 1, 2017 (see Note 14 to the accompanying Consolidated Financial Statements).
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
Research and Development. Research and development expenses increased in 2017 by $6.8 million compared to the prior year due to various items primarily including (i) $7.1 million increase in clinical initiatives and activities primarily related to ROLONTIS and POZIOTINIB, and (ii) $1.2 million FDA filing fee associated with the NDA for KHAPZORY, and a corresponding $0.3 million milestone payment to a licensor. These increases were partially offset by decreased expense associated with ROLONTIS, attributable to a non-recurring $2.7 million clinical milestone fee in 2016 (see Note 17(b)(xiii) to the accompanying Consolidated Financial Statements).
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
Total other expenses increased $2.2 million in 2017 compared to 2016 due to multiple offsetting components, including (i) $0.8 million loss on our 2018 Convertible Notes repurchase of $69.5 million (see Note 15 to the accompanying Consolidated Financial Statements), (ii) $0.6 million increase in foreign currency exchange rate translation adjustment (i.e. unrealized loss), and (iii) $5.0 million increase in the fair value of contingent consideration related to our MARQIBO product (see Note 10(a) to the accompanying Consolidated Financial Statements), offset by a $0.8 million decrease in the fair value of contingent consideration related to our EVOMELA product (see Note 10(b) to the accompanying Consolidated Financial Statements) that is recognized through "other (expense) income" for its quarterly re-measurement. In 2017, we increased our revenue projections for in development indications of MARQIBO, and this led to an overall increase in the contingent consideration liability and corresponding expense. These expense increases were partially offset by (i) $2.6 million decrease in interest expense on our 2018 Convertible Notes as a result of our December 2016 and October 2017 repurchases of $10 million and $69.5 million principal of these notes, respectively (see Note 15 to the accompanying Consolidated Financial Statements), and (ii) a $0.9 million decrease in executive deferred compensation expense as a result of increases in the fair value of plan assets (see Note 17(f)) to the accompanying Consolidated Financial Statements).

Benefit for Income Taxes

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in millions)
Benefit for income taxes	$16.8	$2.3	$14.5	>100.0%

Our $16.8 million benefit for income taxes in 2017 principally relates to tax benefits allocated to continuing operations as a result of unrealized gains in "other comprehensive income (loss)". During 2017, we had unrealized gains from the change in value of our available-for-sale securities that are reported within "other comprehensive income (loss)" of $25.8 million, while we also reported a pretax "loss from continuing operations" of $108 million. The gains in "other comprehensive income (loss)" resulted in our recording a tax benefit of $9.7 million to continuing operations and an offsetting tax charge to "other comprehensive income (loss)" of $9.7 million. The remaining benefit for 2017 income taxes relates to the re-measurement of deferred taxes and changes in judgment regarding the realizability of deferred tax assets, resulting from tax changes enacted as part of the Tax Jobs and Cuts Act.
Our 2016 benefit for income taxes of $2.3 million is primarily due to unrealized gains from the change in value of our available-for-sale securities while we also reported a pretax operating loss in the same period.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2018	2017	2016
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$203,988	$227,571	$158,469
Accounts receivable, net	$29,873	$32,260	$39,782
Total current assets	$250,688	$277,746	$216,650
Total current liabilities	$86,474	$109,749	$65,513
Working capital surplus (a)	$164,214	$167,997	$151,137
Current ratio (b)	2.9	2.5	3.3

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Cash used in operating activities was $62.4 million in 2018, as compared to $38.9 million and $40.5 million in 2017 and 2016, respectively.
For the years ended December 31, 2018, 2017, and 2016, our cash collections from customers totaled $126.3 million, $161.5 million, and $159.5 million respectively, representing 115%, 126%, and 109% of reported net revenue for the same years.
For the years ended December 31, 2018, 2017, and 2016, cash payments to our employees and vendors for products, services, and rebates totaled $209.7 million, $210.2 million, and $206.9 million respectively.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $1.4 million for the year ended December 31, 2018, as compared to $1.1 million and $0.7 million of cash used in investing activities for the years ended December 31, 2017 and 2016, respectively. Our cash provided by investing activities in 2018 primarily related to $4.1 million receipt of cash for corporate-owned life insurance premiums. This amount was partially offset by (i) cash paid for KHAPZORY distribution rights of $2.7 million (see Note 3(g)), and (ii) $0.1 million of computer hardware and software purchases.
Net Cash (Used In) Provided By Financing Activities
Net cash used in financing activities was $8.5 million for the year ended December 31, 2018, as compared to $108.7 million and $59.6 million of cash provided by financing activities for the years ended December 31, 2017 and 2016, respectively. Our cash used in financing activities during the year ended December 31, 2018 related to: (i) $13.5 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, (ii) $1.1 million of proceeds from employee stock purchases under our employee stock purchase plan, and (iii) $4.6 million of proceeds received from employees related to remittances to federal and state tax authorities for taxes due at vesting/exercise of equity awards. These amounts were offset by (i) $27.7 million of aggregate payments to federal and state tax authorities related to our employees’ tax liabilities at the time of stock vestings and exercises, and (ii) $20 thousand payment upon the maturity of our 2018 Convertible Notes on December 15, 2018 (see Note 15).

2013 Convertible Senior Notes - Maturity on December 15, 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (equaling 120,000 notes, denominated in $1,000 principal units) the "2013 Convertible Notes." As of December 31, 2017, $38.2 million of debt principal was outstanding. Maturity of the 2013 Convertible Notes occurred on December 15, 2018, and substantially all of these notes were converted into our common stock at a rate of 95 shares per $1,000 principal units, with an in-the-money conversion price of $10.53 per common share. As a result, there were no amounts outstanding as of December 31, 2018.

Sale of Common Stock Under ATM Agreements
In December 2015 and August 2017, we entered into collective at-market-issuance sales agreements with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. These agreements allowed us to raise aggregate gross proceeds through these brokers of up to $250 million from the sale of our common stock on the public market.
Through December 31, 2018, we had raised aggregate gross net proceeds of $202.1 million through these at-market sales, of which $128.3 million was raised during the year ended December 31, 2017. We had no sales under the ATM during the year ended December 31, 2018. We are using these proceeds to continue to develop our product pipeline and to provide additional capital structure flexibility.

Sale of Our Commercialized Drug Portfolio and Future Proceeds

On January 17, 2019, we entered into a definitive asset purchase agreement for the sale of our FDA-approved product portfolio of FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA to Acrotech. Upon the closing of the Acrotech Transaction, we are entitled to receive up to $160 million in an upfront cash payment (of which $4 million will be held in escrow for six months). In addition, we expect a purchase price adjustment for certain ongoing research and development activities of the commercialized product portfolio. We are also entitled to receive an aggregate $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to this product portfolio. We plan to reduce our staff by approximately 90 employees, the majority of which we expect to transition to Acrotech.

We plan to use the anticipated proceeds from the Acrotech Transaction to advance our in-development drug pipeline, as well as providing for our general working capital requirements.
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
We believe that our $204 million in aggregate cash and cash equivalents, and marketable securities as of December 31, 2018, in addition to the pending proceeds from the Acrotech Transaction, will be sufficient to fund operations for at least the next three years.
We may, however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings (see Note 7 to the accompanying Consolidated Financial Statements). We cannot assure you that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, or at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, including those described in Item 1A Risk Factors.

Contractual Obligations
The following table summarizes our contractual financial commitments as of December 31, 2018:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$5,308	$1,486	$2,907	$915	$—
Purchase obligations (2)	82,865	67,888	7,859	1,087	6,031
Contingent milestone obligations (3)	1,195,812	10,000	22,000	6,000	1,157,812
Drug development liability (4)	11,997	2,311	8,430	1,256	—
Total	$1,295,982	$81,685	$41,196	$9,258	$1,163,843

(1)
The operating lease obligations are primarily related to the facility lease for our corporate headquarters in Henderson, Nevada, expiring October 31, 2021; and our research and development and administrative facility in Irvine, California, expiring July 31, 2022.

(2)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2018.

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
As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments as part of our investing activities. Because of our ability to generally redeem these investments at par on short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2018, any decline in the fair value of our investments would not be material in the context of our accompanying Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease.

If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate this risk by maintaining a limited portion of our cash in Euros for our vendor payments in Euros.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

By:	/s/ JOSEPH W. TURGEON
Joseph W. Turgeon
President and Chief Executive Officer
Date: February 28, 2019
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ JOSEPH W. TURGEON	President and Chief Executive Officer	February 28, 2019
Joseph W. Turgeon

/s/ KURT A. GUSTAFSON	Executive Vice President and Chief Financial Officer	February 28, 2019
Kurt A. Gustafson

/s/ STUART M. KRASSNER, SC.D., PSY.D	Chairman of the Board	February 28, 2019
Stuart M. Krassner, Sc.D., Psy.D.

/s/ DOLATRAI M. VYAS, PH.D.	Director	February 28, 2019
Dolatrai M. Vyas, Ph.D.

/s/ BERNICE R. WELLES, M.D., M.B.A.	Director	February 28, 2019
Bernice R. Welles, M.D., M.B.A.

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D.	Director	February 28, 2019
Anthony E. Maida, III, M.A., M.B.A., Ph.D.

/s/ RAYMOND W. COHEN	Director	February 28, 2019
Raymond W. Cohen

/s/ GILLES R. GAGNON, M.Sc., M.B.A, ICD.D	Director	February 28, 2019
Gilles R. Gagnon, M.Sc., M.B.A

/s/ JEFFREY L. VACIRCA, M.D., F.A.C.P.	Director	February 28, 2019
Jeffrey L. Vacirca, M.D., F.A.C.P.

/s/ WILLIAM L. ASHTON	Director	February 28, 2019
William L. Ashton

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SPECTRUM PHARMACEUTICALS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Years Ended December 31, 2018, 2017, and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Spectrum Pharmaceuticals, Inc.
Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).
As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for unrealized gains and losses on equity securities in 2018 due to adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2019

We have served as the Company's auditor since 2014.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$157,480	$227,323
Marketable securities	46,508	248
Accounts receivable, net of allowance for doubtful accounts of $67 and $71, respectively	29,873	32,260
Other receivables	3,698	2,133
Inventories	3,550	5,715
Prepaid expenses and other assets	9,579	10,067
Total current assets	250,688	277,746
Property and equipment, net of accumulated depreciation	385	589
Intangible assets, net of accumulated amortization	111,594	137,159
Goodwill	18,061	18,162
Other assets	10,158	53,783
Total assets	$390,886	$487,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$69,460	$58,117
Accrued payroll and benefits	9,853	9,261
Contract liabilities	4,850	—
Deferred revenue	—	3,872
FOLOTYN development liability	2,311	275
Convertible senior notes	—	38,224
Total current liabilities	86,474	109,749
FOLOTYN development liability, less current portion	9,686	12,111
Deferred revenue, less current portion	—	315
Acquisition-related contingent obligations	4,345	6,272
Deferred tax liabilities	1,469	1,438
Other long-term liabilities	5,650	6,215
Total liabilities	107,624	136,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 110,525,141 and 100,742,735 issued and outstanding at December 31, 2018 and 2017, respectively	110	100
Additional paid-in capital	886,740	837,347
Accumulated other comprehensive (loss) income	(3,702)	15,999
Accumulated deficit	(599,886)	(502,107)
Total stockholders’ equity	283,262	351,339
Total liabilities and stockholders’ equity	$390,886	$487,439
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product sales, net	$104,466	$116,178	$128,596
License fees and service revenue	4,867	12,189	17,848
Total revenues	109,333	128,367	146,444
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	26,756	42,859	27,953
Cost of service revenue	—	4,359	7,890
Selling, general and administrative	90,700	84,267	88,418
Research and development	94,956	65,895	59,123
Amortization of intangible assets	28,098	27,647	25,946
Total operating costs and expenses	240,510	225,027	209,330
Loss from operations	(131,177)	(96,660)	(62,886)
Other income (expense):
Interest expense, net	(340)	(6,798)	(9,435)
Change in fair value of contingent consideration related to acquisitions	1,927	(4,957)	(649)
Other income, net	9,580	389	887
Total other income (expenses)	11,167	(11,366)	(9,197)
Loss before income taxes	(120,010)	(108,026)	(72,083)
(Provision) benefit for income taxes	(1)	16,778	2,313
Net loss	$(120,011)	$(91,248)	$(69,770)

Net loss per share:
Basic	$(1.16)	$(1.07)	$(0.96)
Diluted	$(1.16)	$(1.07)	$(0.96)

Weighted average shares outstanding:
Basic	103,305,911	85,115,592	72,824,070
Diluted	103,305,911	85,115,592	72,824,070
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(120,011)	$(91,248)	$(69,770)
Other comprehensive (loss) income :
Unrealized gain on available-for-sale securities, net of income tax expense of $0, $9.7 million and $2.2 for the years ended December 31, 2018, 2017, and 2016, respectively (see Note 3(a))	—	16,039	4,185
Foreign currency translation adjustments	(2,490)	1,539	(445)
Other comprehensive (loss) income	(2,490)	17,578	3,740
Total comprehensive loss	$(122,501)	$(73,670)	$(66,030)
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	20	$123	68,228,935	$68	$559,068	$(5,319)	$(341,083)	$212,857
Net loss	—	—	—	—	—	—	(69,770)	(69,770)
Other comprehensive income, net	—	—	—	—	—	3,740	—	3,740
Issuance of common stock to 401(k) plan	—	—	172,650	—	953	—	—	953
Issuance of common stock for ESPP	—	—	150,303	—	668	—	—	668
Issuance of common stock upon exercise of stock options	—	—	39,010	—	202	—	—	202
RSA and stock option issuances and forfeitures for terminations, net	—	—	868,032	1	12,717	—	—	12,718
Repurchase/retirement of RSAs to satisfy employee tax withholding	—	—	(266,860)	—	(1,397)	—	—	(1,397)
Common stock issued under an at-the-market sales agreement (Note 7)	—	—	10,890,915	11	73,858	—	—	73,869
Issuance of common stock for ROLONTIS milestone achievement (Note 17(b)(xiii))	—	—	318,750	—	2,308	—	—	2,308
Issuance of common stock for QAPZOLA milestone achievement (Note 17(b)(x))	—	—	25,000	—	111	—	—	111
Conversion hedge unwind in connection with open market purchases of 2018 Convertible Notes (Note 15)	—	—	—	—	(227)	—	—	(227)
Conversion of preferred shares into common stock (Note 7)	(20)	(123)	40,000	—	123	—	—	—
Dividend paid on preferred shares (Note 7)	—	—	—	—	—	—	(6)	(6)
Balance as of December 31, 2016	—	$—	80,466,735	$80	$648,384	$(1,579)	$(410,859)	$236,026
Net loss	—	—	—	—	—	—	(91,248)	(91,248)
Other comprehensive income, net	—	—	—	—	—	17,578	—	17,578
Issuance of common stock to 401(k) plan	—	—	102,874	—	912	—	—	912
Issuance of common stock for ESPP	—	—	203,229	—	1,010	—	—	1,010
Issuance of common stock upon exercise of stock options, net	—	—	864,897	1	5,477	—	—	5,478
RSA and stock option issuances and forfeitures for terminations, net	—	—	548,394	—	13,197	—	—	13,197
Repurchase/retirement of RSAs to satisfy employee tax withholding	—	—	(373,822)	—	(4,331)	—	—	(4,331)
Issuance of common stock upon vesting of RSUs	—	—	—	—	1,030	—	—	1,030
Common stock issued under an at-the-market sales agreement (Note 7)	—	—	13,558,132	14	128,258	—	—	128,272
Conversion hedge unwind in connection with open market purchases of 2018 Convertible Notes (Note 15)	—	—	5,372,296	5	43,410	—	—	43,415
Balance as of December 31, 2017	—	$—	100,742,735	$100	$837,347	$15,999	$(502,107)	$351,339
Net loss	—	—	—	—	—	—	(120,011)	(120,011)
Cumulative-effect adjustment of ASU 2016-01 adoption (Note 3(a))	—	—	—	—	—	(17,211)	17,211	—
Cumulative-effect adjustment of Topic 606 adoption (Note 3(j))	—	—	—	—	—	—	4,678	4,678
Foreign currency adjustment related to new adoptions	—	—	—	—	—	—	343	343
Other comprehensive income, net	—	—	—	—	—	(2,490)	—	(2,490)
Issuance of common stock to 401(k) plan	—	—	70,379	—	1,175	—	—	1,175
Issuance of common stock for ESPP	—	—	97,804	—	1,122	—	—	1,122
Issuance of common stock upon exercise of stock options	—	—	7,858,141	8	52,977	—	—	52,985
RSA and stock option issuances and forfeitures for terminations, net	—	—	874,532	1	14,113	—	—	14,114
Issuance of common stock upon vesting of RSUs	—	—	200,652	—	2,196	—	—	2,196
Issuance of common stock upon exercise of warrants			292,575	—	—	—	—	—
Repurchase/retirement of RSAs and option exercises to satisfy employee tax withholdings and exercise price	—	—	(3,463,873)	(3)	(62,541)	—	—	(62,544)
Common stock redeemed on 2018 Convertible Notes (Note 15)	—	—	3,852,196	4	40,351	—	—	40,355
Balance as of December 31, 2018	—	$—	110,525,141	$110	$886,740	$(3,702)	$(599,886)	$283,262
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net loss	(120,011)	(91,248)	(69,770)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,409	27,972	26,492
Stock-based compensation	17,483	15,139	13,670
Accretion of debt discount on 2018 Convertible Notes, recorded to interest expense (Note 15)	1,931	4,890	5,710
Amortization of deferred financing costs on 2018 Convertible Notes, recorded to interest expense (Note 15)	220	567	696
Bad debt expense (recovery)	12	(17)	57
Unrealized loss (gains) from transactions denominated in foreign currency	10	(23)	(153)
Loss on 2018 Convertible Note purchase (Note 15)	—	845	25
Change in cash surrender value of corporate-owned life insurance policy	(5)	(418)	(137)
Deferred tax liabilities	31	(5,237)	(104)
Income tax recognition on unrealized gain for available-for-sale securities	—	(9,651)	(2,217)
Unrealized gains on marketable securities (Note 3(a))	(10,458)	—	—
Change in fair value of contingent consideration related to the Talon and EVOMELA acquisitions (Note 10)	(1,927)	4,957	649
Research and development expense recognized for the value of common stock issued in connection with QAPZOLA (Note 17(b)(x)) and ROLONTIS (Note 17(b)(xiii)) milestone achievements	—	—	2,419
Changes in operating assets and liabilities:
Accounts receivable, net	2,844	7,694	(9,494)
Other receivables	(1,571)	3,663	6,895
Inventories	3,390	4,318	(5,800)
Prepaid expenses	(3,642)	(6,137)	(423)
Other assets	5,010	1,573	(2,043)
Accounts payable and other accrued obligations	11,382	5,518	(4,033)
Accrued payroll and benefits	592	280	790
FOLOTYN development liability	(389)	(744)	(1,556)
Acquisition-related contingent obligations	—	—	(1,300)
Contract liabilities	4,850	—	—
Deferred revenue	—	593	(2,985)
Other long-term liabilities	(564)	(3,389)	2,153
Net cash used in operating activities	(62,403)	(38,855)	(40,459)
Cash Flows From Investing Activities:
Proceeds from redemption of corporate-owned life insurance policy	4,130	—	—
Payment for corporate-owned life insurance premiums	—	(601)	(601)
Purchases of property and equipment	(107)	(465)	(78)
Cash paid for KHAPZORY distribution rights (Note 3(g))	(2,650)	—	—
Purchase of equity securities (Note 11)	—	(15)	—
Net cash provided by (used in) investing activities	1,373	(1,081)	(679)
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options, net	13,475	5,477	203
Proceeds from sale of stock under our employee stock purchase plan	1,122	1,010	668
Proceeds from employees, for our remittance to tax authorities, upon vesting of restricted stock	4,645	—	—
Payments to tax authorities upon employees' surrender of restricted stock at vesting and exercises of stock options	(27,679)	(4,331)	(1,397)
Payment of principal upon the maturity of the 2018 Convertible Notes (Note 15)	(20)	—	—
Payment of contingent consideration related to EVOMELA acquisition (Note 10(b))	—	—	(4,700)
Purchase of 2018 Convertible Notes (Note 15)	—	(27,500)	(9,014)
Purchase of warrants related to the conversion hedge of 2018 Convertible Notes (Note 15)	—	(27,189)	(330)
Proceeds from sale of call options related to the conversion hedge of 2018 Convertible Notes (Note 15)	—	32,982	351
Proceeds from sale of common stock under an at-the-market sales agreement (Note 7)	—	128,272	73,869
Dividends paid upon conversion of Series E Convertible Voting Preferred Stock (Note 7)	—	—	(6)
Net cash (used in) provided by financing activities	(8,457)	108,721	59,644
Effect of exchange rates on cash and equivalents	(356)	316	(25)
Net (decrease) increase in cash and cash equivalents	(69,843)	69,101	18,481
Cash and cash equivalents — beginning of year	227,323	158,222	139,741
Cash and cash equivalents — end of year	$157,480	$227,323	$158,222
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$45	$17	$11
Cash paid for interest	$1,031	$2,692	$3,300
See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial infrastructure and a field-based sales force for our marketed products. Currently, we have seven approved oncology/hematology products (FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer ("mCRC"), acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have two drugs in late-stage development:

•	Poziotinib, a novel pan-HER inhibitor under investigation for non-small cell lung cancer ("NSCLC") tumors with either EGFR or HER2 exon-20 insertion mutations; and

•	ROLONTIS, a novel long-acting granulocyte colony-stimulating factor ("G-CSF"), analog for chemotherapy-induced neutropenia.
On January 17, 2019, we entered into a definitive asset purchase agreement for the sale of our FDA-approved product portfolio of FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA to Acrotech Biopharma L.L.C. ("Acrotech"), a New Jersey-based wholly-owned subsidiary of Aurobindo Pharma USA Inc. (the "Acrotech Transaction"). Upon the closing of the Acrotech Transaction, we are entitled to receive up to $160 million in an upfront cash payment (of which $4 million will be held in escrow for six months). In addition, we expect a purchase price adjustment for certain ongoing research and development activities of the commercialized product portfolio. We are also entitled to receive an aggregate $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to this product portfolio. We plan to reduce our staff by approximately 90 employees, the majority of which we expect to transition to Acrotech. The accounting recognition and financial reporting for the disposal of this commercial component of our business will be reflected in our financial statements in the period corresponding with its closing.
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
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and marketing oncology and hematology drug products. For the years ended December 31, 2018, 2017, and 2016, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the ex-U.S. territories - see Note 3(g)) are held in the U.S.
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
Our accounting policies and estimates that most significantly impact the presented amounts within these Consolidated Financial Statements are further described below:
(i) Revenue Recognition
Impact of the Adoption of the New Revenue Recognition Standard: ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for us on January 1, 2018. Our disclosure within the below sections to this footnote reflects our updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606; this resulted in the recognition of an aggregate $4.7 million, net of tax, decrease to our January 1, 2018 “accumulated deficit” on our accompanying Consolidated Balance Sheets for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition (“Topic 605”). See Notes 4, 5, and 20 for additional quantitative and qualitative revenue disclosures in accordance with Topic 606.
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
    These five elements, as applied to each of our revenue categories, are summarized below:
(a) Product Sales: We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers), except for our U.S. sales of ZEVALIN, and limited sales of EVOMELA, in which case the end-user (i.e., clinic or hospital) is our customer. Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.
Our gross product sales (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates using the “expected value” method, resulting in our reported “product sales, net” in the accompanying Consolidated Statements of Operations, reflecting the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be materially above or below the amount estimated, then requiring prospective adjustments to our reported net product sales.
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
(iii) Marketable Securities
Our marketable securities consist of our holdings in equity securities (beginning January 1, 2018 - see Note 3(a)), mutual funds, and bank certificates of deposit (“Bank CDs”). Beginning January 1, 2018, our realized and unrealized (loss) gains on marketable securities are included in “other income, net” on the accompanying Consolidated Statements of Operations. Prior to January 1, 2018, our unrealized (loss) gains were included in “other comprehensive (loss) income” on our accompanying Consolidated Statements of Comprehensive Loss.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(iv) Accounts Receivable
Our accounts receivable are derived from our product sales and license fees, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
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
Manufacturing costs of drug products that are pending U.S. Food and Drug Administration ("FDA") approval are fully expensed through “research and development,” on the accompanying Consolidated Statements of Operations.
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
(ix) Foreign Currency Translation
Our foreign subsidiaries’ separate financial statements are stated in their functional currencies (i.e., local operating currencies). To create the accompanying Consolidated Financial Statements, we translate the assets and liabilities of our subsidiaries to U.S. dollars at the rates of exchange in effect at the reported balance sheet date; revenues and expenses are translated using the monthly average exchange rates during the reported period. Unrealized gains and losses from these translations are included in “accumulated other comprehensive (loss) income” in the accompanying Consolidated Balance Sheets.
We record foreign currency-based transactions (i.e., when not denominated in the functional currency of our transacting legal entity) at the prevailing exchange rate on the date of the transaction. Resulting unrealized foreign exchange gains and losses from these unsettled transactions are included in “accumulated other comprehensive (loss) income” in the accompanying Consolidated Balance Sheets.

All unrealized foreign exchange gains and losses associated with our intercompany loans are included in “accumulated other comprehensive (loss) income” in the accompanying Consolidated Balance Sheets, as these loans with our foreign subsidiaries are not expected to be settled in the “foreseeable future.”
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “(provision) benefit for income taxes” within the Consolidated Statements of Operations in the period the notice was received.
(xii) Research and Development Costs
Our research and development costs are expensed as incurred (see Note 17(c)), or as certain milestone payments become contractually due to our licensors, as triggered by the achievement of clinical or regulatory events.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of December 31, 2018 and December 31, 2017, our “cash and cash equivalents” were held with major financial institutions. Our “marketable securities” primarily relate to our equity holdings in CASI Pharmaceuticals, Inc. (“CASI”), as defined below.
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
Our investment policy requires that purchased investments in marketable securities may only be in highly-rated instruments, which are primarily U.S. treasury bills or treasury-backed securities, and also limits our investments in securities of any single issuer (excluding any debt or equity securities received from our strategic partners in connection with an out-license arrangement, as discussed in Note 11).

The carrying amount of our equity securities, money market funds, and Bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs - see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

	Cost	Foreign Currency Translation	Gross Unrealized Gains	Estimated fair Value	Cash and equivalents	Marketable Securities
						Current
December 31, 2018
Equity securities* (see Note 3(h) and Note 10)	$8,710	$(2,168)	$39,880	$46,422	$—	$46,422
Bank deposits	14,735	—	—	14,735	14,735	—
Money market funds	142,745	—	—	142,745	142,745	—
Bank certificates of deposits	86	—	—	86	—	86
Total cash and cash equivalents and marketable securities	$166,276	$(2,168)	$39,880	$203,988	$157,480	$46,508
December 31, 2017
Bank deposits	$10,965	$—	$—	$10,965	$10,965	$—
Money market funds	216,358	—	—	216,358	216,358	—
Bank certificates of deposits	248	—	—	248	—	248
Total cash and cash equivalents and marketable securities	$227,571	$—	$—	$227,571	$227,323	$248

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

* Beginning January 1, 2018, under the new requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, the unrealized (loss) gains on our CASI Pharmaceuticals, Inc. (NASDAQ: CASI) (“CASI”) equity securities are recognized as a (decrease) increase to “other income, net” on the Consolidated Statements of Operations (rather than through “other comprehensive (loss) income” on the Consolidated Statements of Comprehensive Loss). Our adoption of ASU 2016-01 on January 1, 2018, resulted in a $17.2 million cumulative-effect adjustment, net of income tax, recorded as a decrease to “accumulated other comprehensive (loss) income” and a decrease to “accumulated deficit” on the accompanying Consolidated Balance Sheets. Our recognized unrealized gain on these equity securities for the year ended December 31, 2018 was $10.5 million, as reported in “other income, net” on the accompanying Consolidated Statements of Operations.
As of December 31, 2018, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	December 31,
	2018	2017
Computers hardware and software	$3,079	$2,994
Laboratory equipment	635	630
Office furniture	212	218
Leasehold improvements	2,957	2,938
Property and equipment, at cost	6,883	6,780
(Less): Accumulated depreciation	(6,498)	(6,191)
Property and equipment, net of accumulated depreciation	$385	$589
Depreciation expense (included within “total operating costs and expenses” in the accompanying Consolidated Statements of Operations) for the years ended December 31, 2018, 2017, and 2016 was $0.3 million, $0.3 million, and $0.5 million, respectively.
(c) Inventories
“Inventories” consists of the following:

	December 31,
	2018	2017
Raw materials	$2,024	$1,077
Work-in-process	2,209	2,551
Finished goods	1,193	5,187
(Less:) Non-current portion of inventories included within "other assets" *	(1,876)	(3,100)
Inventories	$3,550	$5,715
* The “non-current” portion of inventories is presented within "other assets" in the accompanying Consolidated Balance Sheets at December 31, 2018 and 2017, respectively. This value of $1.9 million at December 31, 2018 represents product that we expect to sell beyond December 31, 2019, and the value at December 31, 2017 represented product that we expected to sell beyond December 31, 2018.
(d) Accounts receivable, net of Allowance for Doubtful Accounts
“Accounts receivable, net of allowance for doubtful accounts” consists of trade receivables from our customers. We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables as of December 31, 2018 and 2017, are as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2018		2017
AmerisourceBergen Corporation, and its affiliates	$10,448	35.0%	$7,175	22.2%
Cardinal Health, Inc. and its affiliates	8,228	27.5%	9,514	29.5%
McKesson Corporation and its affiliates	7,615	25.5%	11,186	34.7%
All other customers	3,582	12.0%	4,385	13.6%
Accounts receivable, net	$29,873	100.0%	$32,260	100.0%

(e) Prepaid Expenses and Other Assets

“Prepaid expenses and other assets” consists of the following:

	December 31,
	2018	2017
Other miscellaneous prepaid operating expenses	$8,186	$3,389
Prepaid insurance	782	645
Research and development supplies	611	1,883
Key employee life insurance – cash surrender value	—	4,150
Prepaid expenses and other assets	$9,579	$10,067

(f) Other Receivables

“Other receivables” consists of the following:

	December 31,
	2018	2017
CASI note - short term (Note 11)	$1,525	$—
Other miscellaneous receivables (including Medicaid rebate credits and royalty receivables)	1,189	1,152
Insurance receivable	206	53
Income tax receivable	643	665
Reimbursements due from development partners for incurred research and development expenses	135	263
Other receivables	$3,698	$2,133

(g) Intangible Assets and Goodwill

“Intangible assets, net of accumulated amortization” consists of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

		December 31, 2018
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights	7,700	(1,629)	—	—	6,071	156	123
KHAPZORY distribution rights (1)	2,650	(379)	—	—	2,271	14	12
BELEODAQ distribution rights	25,000	(8,438)	—	—	16,562	160	106
MARQIBO distribution rights	26,900	(21,501)	—	—	5,399	81	18
FOLOTYN distribution rights	118,400	(67,187)	—	—	51,213	152	47
ZEVALIN distribution rights – U.S.	41,900	(41,031)	—	—	869	123	3
ZEVALIN distribution rights – Ex-U.S.	23,490	(18,071)	(3,409)	—	2,010	96	15
FUSILEV distribution rights (2)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (3)	27,900	(17,278)	—	(1,023)	9,599	110	43
Total intangible assets (4)	$308,318	$(185,132)	$(3,409)	$(8,183)	$111,594

		December 31, 2017
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600
EVOMELA distribution rights	7,700	(1,037)	—	—	6,663
BELEODAQ distribution rights	25,000	(6,563)	—	—	18,437
MARQIBO distribution rights	26,900	(17,182)	—	—	9,718
FOLOTYN distribution rights	118,400	(54,111)	—	—	64,289
ZEVALIN distribution rights – U.S.	41,900	(37,557)	—	—	4,343
ZEVALIN distribution rights – Ex-U.S.	23,490	(17,232)	(2,471)	—	3,787
FUSILEV distribution rights (2)	16,778	(9,618)	—	(7,160)	—
FOLOTYN out-license (3)	27,900	(14,555)	—	(1,023)	12,322
Total intangible assets (4)	$305,668	$(157,855)	$(2,471)	$(8,183)	$137,159

(1)
In November 2018, we made a $2.7 million payment to Medac related to the FDA approval of KHAPZORY for its commercial sale. This amount was capitalized to "KHAPZORY distribution rights" during the fourth quarter of 2018 and will be amortized through December 31, 2019 (see Note 17(b)(xvi)).

(2)
On February 20, 2015, the U.S. District Court for the District of Nevada found the patent covering FUSILEV to be invalid, which was upheld on appeal. On April 24, 2015, Sandoz began to commercialize a generic version of FUSILEV. This represented a “triggering event” under applicable GAAP in evaluating the value of our FUSILEV distribution rights as of March 31, 2015, resulting in a $7.2 million impairment charge (non-cash) in the first quarter of 2015. We accelerated amortization expense recognition for the remaining net book value of FUSILEV distribution rights. Effective December 2018, FUSILEV has been discontinued and we are no longer selling this product. We have since transitioned to marketing KHAPZORY for the same indications as FUSILEV.

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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(4)     See Note 1(a) for a discussion of the Acrotech Transaction, relating to our pending sale of these intangible assets.

Our annual impairment evaluation (as of October 1st) of our indefinite-lived intangible assets was completed by our management, with no resulting impairment.

Intangible asset amortization expense recognized in 2018, 2017, and 2016, was $28.1 million, $27.6 million, and $25.9 million, respectively. Estimated intangible asset amortization expense for the five succeeding years and thereafter is as follows (without consideration of the completion of the Acrotech Transaction - see Note 1(a)):

Years Ending December 31,
2019	$27,333
2020	19,748
2021	18,266
2022	15,882
2023	2,467
2024 and thereafter	10,298
$93,994
“Goodwill” consists of the following:

	December 31,
	2018	2017
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(336)	(235)
Goodwill	$18,061	$18,162
(h) Other Assets
“Other assets” consists of the following:

	December 31,
	2018	2017
Key employee life insurance – cash surrender value	$6,274	$10,737
Inventories - non-current portion	1,876	3,100
Research & development supplies and other	1,340	231
Income tax receivable*	668	668
Equity securities (see Note 11)**	—	37,530
CASI note - long term (see Note 11)	—	1,517
Other assets	$10,158	$53,783
* This value represents the non-current portion of the refundable alternative minimum tax credit that is expected to be received over the next few years (see Note 18).
** As of March 31, 2018, we reclassified our presentation of these equity securities from this account caption to “marketable securities” on our accompanying Consolidated Balance Sheets - (see Note 3(a)).
(i) Accounts Payable and Other Accrued Liabilities
"Accounts payable and other accrued liabilities" consists of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2018	2017
Trade accounts payable and other accrued liabilities	$44,919	$33,648
Accrued rebates	8,371	7,990
Accrued product royalty	4,337	4,339
Allowance for returns	5,171	4,045
Accrued data and distribution fees	3,248	4,305
Accrued GPO administrative fees	296	296
Accrued inventory management fee	388	1,126
Allowance for chargebacks	2,730	2,368
Accounts payable and other accrued liabilities	$69,460	$58,117

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2016	$9,817	$5,146	$2,309
Add: provisions	106,647	20,104	2,807
(Less): credits or actual allowances	(106,106)	(19,523)	(1,071)
Balance as of December 31, 2017	10,358	5,727	4,045
Add: provisions	65,751	13,962	1,700
(Less): credits or actual allowances	(65,008)	(15,757)	(574)
Balance as of December 31, 2018	$11,101	$3,932	$5,171

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(j) Contract Liabilities
"Contract liabilities" consists of the following:

	December 31,
	2018	2017
Deposit made by licensee for EVOMELA supply in China territory	$4,850	$—
Contract liabilities	$4,850	$—
(k) Deferred revenue
Deferred revenue (current and non-current) consists of the following:

	December 31,
	2018	2017
EVOMELA deferred revenue	$—	$3,819
ZEVALIN out-license in India territory (see Note 17(b)(iii))	—	368
Deferred revenue*	$—	$4,187
* On January 1, 2018, we reclassified the deferred revenue related to our EVOMELA product sales and our ZEVALIN out-license in the India territory of $3.8 million and $0.4 million, respectively. These amounts were included in the $4.7 million aggregate decrease to “accumulated deficit” on January 1, 2018, in accordance with the adoption of Topic 606 (see Note 2(i)).
(l) Other Long-Term Liabilities
"Other long-term liabilities" consists of the following:

	December 31,
	2018	2017
Accrued executive deferred compensation	$5,474	$5,928
Deferred rent (non-current portion)	—	52
Clinical study holdback costs, non-current	—	59
Other tax liabilities	176	176
Other long-term liabilities	$5,650	$6,215

4. GROSS-TO-NET PRODUCT SALES AND SIGNIFICANT CUSTOMERS
The below table presents a GTN revenue (see Note 2(i)) product sales reconciliation for the accompanying Consolidated Statement of Operations:

	Year Ended December 31,
	2018		2017		2016
Gross product sales	$190,825		$245,797		$244,770
Commercial rebates and government chargebacks	(68,976)	(36.1)%	(105,148)	(42.8)%	(98,317)	(40.2)%
Data and distribution fees, GPO fees, and inventory management fees	(14,048)	(7.4)%	(20,083)	(8.2)%	(14,979)	(6.1)%
Prompt pay discounts	(1,553)	(0.8)%	(1,610)	(0.7)%	(755)	(0.3)%
Product returns	(1,782)	(0.9)%	(2,778)	(1.1)%	(2,123)	(0.9)%
Product sales, net	$104,466	54.7%	$116,178	47.3%	$128,596	52.5%
The below table presents the customers that represent 10% or more of our gross product sales in 2018, 2017, and 2016:

	Year Ended December 31,
	2018		2017		2016
McKesson Corporation and its affiliates	69,320	36.3%	76,363	31.1%	75,952	31.0%
AmerisourceBergen Corporation, and its affiliates	$55,576	29.1%	$79,362	32.3%	$93,951	38.4%
Cardinal Health, Inc. and its affiliates	42,074	22.0%	64,634	26.3%	58,780	24.0%
All other customers	23,855	12.5%	25,438	10.3%	16,087	6.6%
Gross product sales	$190,825	100.0%	$245,797	100.0%	$244,770	100.0%

5. COMPOSITION OF TOTAL REVENUE
The below table presents our net product sales by geography for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018		2017		2016
United States	$91,822	87.9%	$107,135	92.2%	$125,074	97.3%
International:
Europe/Canada	11,220	10.7%	7,727	6.7%	3,522	2.7%
Asia Pacific	1,424	1.4%	1,316	1.1%	—	—%
Total International	12,644	12.1%	9,043	7.8%	3,522	2.7%
Product sales, net	$104,466	100.0%	$116,178	100.0%	$128,596	100.0%

The below table presents our net sales by product for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018		2017		2016
FOLOTYN	$47,981	45.9%	$43,015	37.0%	$46,245	36.0%
EVOMELA	28,292	27.1%	35,178	30.3%	16,169	12.6%
BELEODAQ	12,328	11.8%	12,353	10.6%	13,368	10.4%
ZEVALIN	7,044	6.7%	11,759	10.1%	10,730	8.3%
MARQIBO	5,502	5.3%	6,573	5.7%	7,245	5.6%
FUSILEV*	2,437	2.3%	7,300	6.3%	34,839	27.1%
KHAPZORY	882	0.8%	—	—%	—	—%
Product sales, net**	$104,466	100.0%	$116,178	100.0%	$128,596	100.0%
* Effective December 2018, FUSILEV has been discontinued and we are no longer selling this product. We have since transitioned to marketing KHAPZORY for identical indications as FUSILEV.
** See Note 2(i) for a discussion of our adoption of Topic 606 effective beginning on January 1, 2018.

The below table presents our license fees and service revenue by source for the years ended December 31, 2018, 2017, and 2016:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2018		2017		2016
Out-license of ZEVALIN: recognition of milestone achievement, upfront cash receipt and subsequent royalties for Asia and certain other territories, excluding China (Note 12)	$2,001	41.1%	$1,245	10.2%	$1,756	9.8%
Out-license of FOLOTYN in all countries except the United States, Canada, Europe, and Turkey: royalties (Note 16)	1,860	38.2%	5,848	48.0%	927	5.2%
Out-license of ZEVALIN, FOLOTYN, BELEODAQ, MARQIBO: upfront cash receipt and subsequent royalties for the Canada territory (Note 17(b)(xv))	1,006	20.7%	5	—%	6,000	33.6%
Out-license of ZEVALIN: amortization of upfront cash receipt related to India territory (Note17(b)(iii)) and other	—	—%	50	0.4%	69	0.4%
Sales and marketing contracted services (Note 14)	—	—%	4,747	38.9%	9,096	51.0%
Regulatory services provided to licensee	—	—%	294	2.4%	—	—%
License fees and service revenues	$4,867	100.0%	$12,189	100.0%	$17,848	100.0%

6. STOCK-BASED COMPENSATION
2018 Long-Term Incentive Plan Overview
We have one active stockholder-approved stock-based compensation plan, the 2018 Long- Term Incentive Plan (the “2018 Plan”), which replaced our former 2009 Incentive Award Plan (the "2009 Plan") in June 2018. Under the 2018 Plan we may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards, stock appreciation rights and other stock-based awards.
The maximum number of shares of our common stock available for issuance under the 2018 Plan at inception was 9.5 million shares. The number of shares of common stock that may be issued under the 2018 Plan may not exceed 9.5 million shares, plus any shares that become eligible for issuance under the 2018 Plan because of awards under the 2009 Plan that are terminated, forfeited, cancelled or expire unexercised. As of December 31, 2018, 17.6 million shares were available for grant, inclusive of aforementioned rollovers from our 2009 Plan. It is our policy that before stock is issued through the exercise of stock options, we must first receive all required cash payment for such shares (whether through an upfront cash exercise or net-settlement exercise).
Stock-based awards are governed by agreements between us and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2018 Plan at an exercise price of not less than 100% of the fair market value of our common stock on the respective date of grant, and in some cases may not be less than 110% of such fair market value with respect to Incentive Stock Options ("ISOs"). The grant date is generally the date the terms of the award are approved by the Compensation Committee of the Board of Directors.
Stock-based awards generally vest at 25% to 33% on the first anniversary following the date of grant, or for new hires, the first anniversary of their initial date of employment. Awards generally vest annually thereafter on a straight-line basis over three to four years. Stock options must generally be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment, vested stock options may generally be exercised based on the option termination rules including the following: six months after the date of termination upon retirement; twelve months after the date of termination upon disability or death; ninety days after the date of termination for all other terminations (though whether vested or unvested, stock options of the employee recipient are immediately forfeited upon termination for "Cause", as defined in the 2018 Plan).
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
As of December 31, 2018, a total of 8.9 million shares of common stock are authorized and remain available for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.
Stock-Based Compensation Expense Summary
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Consolidated Statements of Operations, based on the assigned department of the recipient. Stock-based compensation expense included within “total operating costs and expenses” for the years ended December 31, 2018, 2017, and 2016, was as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of sales	$298	$203	$135
Selling, general and administrative	14,010	12,904	11,480
Research and development	3,175	2,032	2,055
Total stock-based compensation	$17,483	$15,139	$13,670
Employee stock-based compensation expense for the years ended December 31, 2018, 2017, and 2016 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 15%, 14%, and 11% for the years ended December 31, 2018, 2017, and 2016, respectively.
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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2018	2017	2016
Expected option life (in years) (a)	4.73	4.84	5.02
Risk-free interest rate (b)	1.81% - 2.75%	0.82% - 1.90%	1.07% - 1.90%
Volatility (c)	50.0% - 56.2%	49.3% - 61.4%	48.9% - 50.6%
Dividend yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$8.64	$2.89	$2.80

(a)	Determined by the historical stock option exercise behavior of our employees (maximum term is 10 years).

(b)	Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).

(c)	Measured using our historical stock price for a period equal to stock options’ expected term.

(d)	We do not expect to declare any cash dividends in the foreseeable future.

Stock Option Activity

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Stock option activity during the years ended December 31, 2018, 2017, and 2016 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	13,836,851	$6.97
Granted	1,435,550	5.94
Exercised	(39,010)	5.18		$50	(1)
Forfeited	(379,268)	7.21
Expired	(513,541)	7.26
Outstanding — December 31, 2016	14,340,582	6.86
Granted	1,223,483	6.51
Exercised	(937,482)	6.40		$6,813	(1)
Forfeited	(244,793)	6.26
Expired	(524,577)	6.27
Outstanding — December 31, 2017	13,857,213	6.89
Granted	1,094,358	18.87
Exercised	(7,858,141)	6.74		$84,758	(1)
Forfeited	(214,464)	6.54
Expired	(35,381)	6.94
Outstanding — December 31, 2018	6,843,585	$8.98	6.39	$11,095	(2)
Vested (exercisable) — December 31, 2018	4,955,073	$7.87	5.62	$8,422	(2)
Unvested (unexercisable) — December 31, 2018	1,888,512	$11.91	8.38	$2,673	(2)

(1)	Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(2)
Represents the total difference between our closing stock price on the last trading day of 2018 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2018. The amount of intrinsic value will change based on the fair market value of our stock.

The following table summarizes information with respect to stock option grants as of December 31, 2018:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.03 - 3.16	7,250	0.23	$1.76	7,250	$1.76
$3.17 - 4.96	212,880	4.27	4.22	168,409	4.16
$4.97 - 6.91	2,938,104	6.98	5.97	2,029,420	5.90
$6.92 - 9.00	1,914,493	5.00	7.75	1,856,327	7.77
$9.01 - 22.64	1,770,858	7.18	15.92	893,667	13.27
	6,843,585	6.39	$8.98	4,955,073	$7.87
As of December 31, 2018, there was unrecognized compensation expense of $7.7 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.3 years.
Restricted Stock Award Activity
A summary of restricted stock award activity is as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested — December 31, 2015	2,173,982	$6.58
Granted	1,203,675	5.93
Vested	(889,857)	6.49
Forfeited	(335,643)	6.33
Unvested — December 31, 2016	2,152,157	6.29
Granted	927,306	6.22
Vested	(1,137,555)	6.38
Forfeited	(378,990)	5.95
Unvested — December 31, 2017	1,562,918	6.27
Granted	1,092,534	17.35
Vested	(635,320)	6.51
Forfeited	(218,002)	7.56
Unvested — December 31, 2018	1,802,130	$12.75

	Year Ended December 31,
	2018	2017	2016
Restricted stock award expense	$7,652	$6,821	$6,518
As of December 31, 2018, there was approximately $16.9 million of unrecorded expense related to issued restricted stock awards that will be recognized over an estimated weighted average period of 2.2 years. These unvested shares are included in our reported issued and outstanding common stock as of December 31, 2018.
Restricted Stock Unit Activity
Our outstanding restricted stock units substantially relate to awards that contain "market-based" vesting conditions that are issued to certain of our executive officers. These conditions result in a variable number of shares ultimately issued at the assessment date designated by our Compensation Committee. A summary of restricted stock unit activity is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding — December 31, 2016	—	$—
Granted	217,206	6.49
Outstanding — December 31, 2017	217,206	6.49
Granted	138,334	28.31
Market-based achievement adjustment at vesting	100,326	6.49
Share issuance upon approved achievement date	(200,652)	6.49
Outstanding — December 31, 2018	255,214	$17.91

	2018	2017	2016
Restricted stock unit expense	$2,301	$1,030	$—
401(k) Plan – Stock Matching Contribution
We issued shares of common stock to our employees in connection with our 401(k) program, partially matching our employees’ annual 401(k) contributions, as summarized below:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2018	2017	2016
Shares of common stock issued	70,379	102,874	172,650
Match contribution value	$1,175	$912	$953

7. STOCKHOLDERS’ EQUITY
Authorized Stock
In June 2018, our stockholders approved an amendment and restatement of our Certificate of Incorporation to reflect an increase in the number of authorized shares of our common stock from 175 million shares to 300 million shares. In addition to the increase in the authorized number of shares of common stock, the amendment eliminates designated series of preferred stock that are obsolete and are no longer outstanding or issuable, including Series B Junior Participating Preferred Stock and Series E Convertible Voting Preferred Stock. As of December 31, 2018, we had five million shares of preferred stock authorized. The amendment was filed with the Delaware Secretary of State in June 2018.
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
On March 27, 2018, we entered into a Second Amendment to Rights Agreement which had the effect of suspending the Stockholders Rights Agreement as of March 30, 2018, though it will expire under its terms on December 13, 2020.
Common Stock Issuable
As of December 31, 2018, 5.0 million shares of our common stock were issuable upon the exercise of granted stock options (regardless of whether in or out-of-the-money).

Warrant Activity
We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents or consultants. During 2018, our previously outstanding warrants were exercised, and therefore no outstanding warrants remained as of December 31, 2018. A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2016	445,000	$6.78
Granted	—	—
Outstanding — December 31, 2017	445,000	$6.78
Granted	—	—
Exercised	(445,000)	$6.78
Outstanding — December 31, 2018	—	—
Exercisable — December 31, 2018	—	$—
Sale of Common Stock Under ATM Agreements
In December 2015, and August 2017, we entered into a collective at-market-issuance sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (“December 2015 ATM Agreement” and the "August 2017 ATM Agreement", respectively). These agreements allowed us to raise aggregate gross proceeds through these brokers of up to $250 million from the sale of our common stock on the public market.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Through December 31, 2018, we had raised gross net proceeds of $202.1 million through these at-market sales, of which
$128.3 million was raised during the year ended December 31, 2017. We are using these proceeds to continue to develop our product pipeline and to provide additional capital structure flexibility.

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

There were no sales of our common stock under the August 2017 ATM Agreement during the year ended December 31, 2018.

8. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Net loss	$(120,011)	$(91,248)	$(69,770)
Weighted average shares—basic	103,305,911	85,115,592	72,824,070
Net loss per share—basic	$(1.16)	$(1.07)	$(0.96)
Weighted average shares—diluted	103,305,911	85,115,592	72,824,070
Net loss per share—diluted	$(1.16)	$(1.07)	$(0.96)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact under the "treasury stock method" and "if-converted method" would have been anti-dilutive due to our net loss per share for the years ended December 31, 2018, 2017, and 2016, as summarized below:

	Year Ended December 31,
	2018	2017	2016
Common stock options	4,407,765	3,668,662	1,294,594
Restricted stock awards	1,802,130	1,562,918	2,147,157
Restricted stock units	255,214	217,206	—
2018 Convertible Notes	—	3,854,959	10,454,799
Common stock warrants	—	138,277	—
Total	6,465,109	9,442,022	13,896,550

9. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among the three fair value measurement categories (see Note 2(xiii)):

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31, 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$86	$—	$86
Money market funds	—	142,745	—	142,745
Equity securities (Note 11)	46,422	—	—	46,422
Mutual funds	—	78	—	78
Deferred compensation investments (life insurance cash surrender value - Note 3(h))	—	6,274	—	6,274	*
	$46,422	$149,183	$—	$195,605
Liabilities:
Deferred executive compensation liability (Note 17(f))	—	6,167	—	6,167	*
FOLOTYN development liability (Note 16)	—	—	11,997	11,997
Talon CVR (Note 10 (a))	—	—	4,345	4,345
	$—	$6,167	$16,342	$22,509

	December 31, 2017 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$248	$—	$248
Money market funds	—	216,358	—	216,358
Equity securities (Note 11)	37,530	—	—	37,530
Mutual funds	—	59	—	59
Deferred compensation investments (life insurance cash surrender value - Note 3(h))	—	14,887	—	14,887	*
	$37,530	$231,552	$—	$269,082
Liabilities:
Deferred executive compensation liability (Note 17(f))	—	11,038	—	11,038	*
FOLOTYN development liability (Note 16)	—	—	12,386	12,386
Talon CVR (Note 10 (a))	—	—	6,210	6,210
Corixa Liability (Note 17(b)(i))	—	—	62	62
	$—	$11,038	$18,658	$29,696
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The table below summarizes the 2017 and 2018 activity of our liabilities that are valued with unobservable inputs:

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2016	$14,445
FOLOTYN development liability (Note 16)	(744)
Talon CVR fair value adjustment - MARQIBO (Note 10(a))	4,957
Balance at December 31, 2017	$18,658
FOLOTYN development liability (Note 16)	(389)
Talon CVR fair value adjustment - MARQIBO (Note 10(a))	(1,865)
Corixa Liability (Note 17(b)(i))	(62)
Balance at December 31, 2018	$16,342
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
Talon CVR Fair Value as of December 31, 2018 and December 31, 2017
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to the CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Fair Value of Talon CVR
December 31, 2017	$6,210
Fair value adjustment for the year ended December 31, 2018	(1,865)
December 31, 2018	$4,345
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
In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand ("Ligand Contingent Consideration") that was paid in April 2016. "EVOMELA IPR&D" of $7.7 million was reclassified in April 2016 to

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

"EVOMELA" distribution rights" that is reported within "Intangible assets, net of accumulated amortization" in the accompanying Consolidated Balance Sheets as of December 31, 2018 (see Note 3(g)). Amortization related to this intangible asset commenced on April 1, 2016.
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

(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. ("Allos") in September 2012 for cash consideration of $205.2 million and assumed its FOLOTYN distribution rights (see Note 16). We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be reported on our balance sheet at their fair values as of the transaction date. We have no ongoing contingent consideration obligations from this transaction.

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
CASI Ownership at December 31, 2018
Under certain conditions that expired in December 2017, we had a right to purchase additional shares of CASI common stock in order to maintain our post-investment ownership percentage. During 2017 and 2016, we acquired an additional 1.5 million and 4.6 million CASI common shares at par value, respectively. Our aggregate holding of 11.5 million common shares as of December 31, 2018, represented an approximate 12.1% ownership in CASI, with a fair market value of $46.4 million (see Note 3(a)).
Proceeds Received in 2014
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

(b) Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. This promissory note has been reclassified in the accompanying Consolidated Balance Sheets as of December 31, 2018 to "other receivables" (presented within current assets) from "other assets" (presented within non-current assets) due to its maturity date (as amended) of September 17, 2019.

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
License Fee Revenue Recognized in 2015
The $9.7 million value of the upfront proceeds (undiscounted, and net of certain foreign exchange adjustments) from CASI were recognized in 2015 within “license fees and service revenue.” The delayed timing of this revenue recognition corresponded with the execution of certain supply agreements with CASI for ZEVALIN, MARQIBO, and EVOMELA. These agreements allow CASI to procure CASI Out-Licensed Products directly from approved third parties, and in such case, do not require our future involvement for its commercial supply.
12. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES
In November 2015, we entered into an out-license agreement with Mundipharma AG ("Mundipharma") for its commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized and reported within "license fees and service revenue" in the fourth quarter of 2015, and the remaining $3 million payment was recognized in full by June 30, 2017.
In April 2018, we received $2 million due to Mundipharma’s achievement of a specified sales milestone which was recognized in the first quarter of 2018 and reported within “license fees and service revenue” on our accompanying Consolidated Statements of Operations for the year ended December 31, 2018 (see Note 5). Mundipharma is required to reimburse us for our payment of royalties due to Bayer Pharma AG (“Bayer”) from its ZEVALIN sales - see Note 17(b)(ii).
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
In November 2018, we received a $1 million milestone receipt from Servier upon the approval of FOLOTYN in Canada (see Note 17(b)(xv)). We will also receive additional development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.
14. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS
In November 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force concurrently marketed up to six of Eagle's products (along with our products). This arrangement was in return for fixed monthly payments (aggregating $12.8 million), and variable sales-based milestones from Eagle over an 18 month contract term from January 1, 2016 through June 30, 2017 (the "Eagle Agreement"). On July 1, 2017 our sales force ceased marketing Eagle products and the Eagle Agreement expired under its terms.
The fixed receipts from Eagle for our sales activities, as well as reimbursements of third-party marketing services, are recognized within "license fees and service revenue" on our accompanying Consolidated Statements of Operations, and was $0, $4.7 million, and $9.1 million, for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. No sales-based milestones were achieved in the current or prior periods.
An allocation of costs of our sales personnel that were dedicated to the Eagle Agreement are reported within "cost of service revenue" on our accompanying Consolidated Statement of Operations, as are reimbursed costs for Eagle marketing activities; these were an aggregate of $0, $4.2 million, and $7.9 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
15. CONVERTIBLE SENIOR NOTES
Overview of 2013 Convertible Notes
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (equaling 120,000 notes, denominated in $1,000 principal units). the "2013 Convertible Notes." As of December 31, 2018 and December 31, 2017, $0 and $38.2 million of debt principal was outstanding, respectively. Maturity of the 2013 Convertible Notes occurred on December 15, 2018, and substantially all of these notes were converted into our common stock at a rate of 95 shares per $1,000 principal units, with an in-the-money conversion price of $10.53 per common share.
Proceeds and Conversion Hedge
We received net proceeds of $115.4 million in December 2013 for the sale of the 2013 Convertible Notes, after deducting banker and professional fees of $4.6 million. We used a portion of these net proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the "Conversion Hedge"). We recorded the Conversion Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” within our Consolidated Balance Sheets, and under applicable GAAP, were not marked-to-market through earnings or comprehensive income.
We entered into these Conversion Hedge transactions to reduce the potential dilution to our stockholders and/or offset any cash payments that we would be required to make in excess of the principal amount, upon the conversion of the 2013 Convertible Notes (in the event that the market price of our common stock was greater than the conversion price). The strike price of the “bought call” was equal to the conversion price and conversion rate of the 2013 Convertible Notes (at such time, it matched the 11.4 million common shares into which the holders could convert the 2013 Convertible Notes); the strike price of our “sold warrant” is $14.03 per share of our common stock, and was also for 11.4 million common shares (reduced by partial unwinding of these instruments in 2016 and 2017, as discussed below).
Open Market Purchases of 2013 Convertible Notes and Conversion Hedge Unwind in December 2016 and October 2017
In December 2016, we completed two open market purchases of our 2013 Convertible Notes, aggregating 9,963 note units (equivalent to $10 million principal value) for $9 million. We recognized an aggregate book loss of $25 thousand on the retirement of these 2013 Convertible Notes (based on its carrying value under GAAP), which is included in "other (expense) income, net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Concurrent with these two open market purchases in December 2016, we concurrently unwound a portion of our previously sold warrants and previously purchased call options (that were part of our Conversion Hedge described below) for aggregate net proceeds of $21 thousand. We recorded a corresponding net increase to "additional paid-in capital" in the Consolidated Balance Sheets as of December 31, 2016.
In October 2017, we completed an additional open market purchase of our 2013 Convertible Notes, aggregating 69,472 note units (equivalent to $69.5 million principal value) for $27.3 million in cash and 5.4 million newly-issued shares of our common stock, then worth $73 million. We recognized a book loss of $0.8 million on the retirement of these 2013 Convertible Notes (based on its carrying value under GAAP), which was included in "other (expense) income, net" on the Consolidated Statements of Operations for the year ended December 31, 2017.
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
Carrying Value and Fair Value of 2013 Convertible Notes at December 31, 2017
The carrying value of the 2013 Convertible Notes as of December 31, 2017, is summarized as follows:

Year Ended December 31, 2017
Principal amount	$40,565
(Less): Unamortized debt discount (amortized through December 2018)	(2,101)
(Less): Debt issuance costs	(240)
Carrying value	$38,224

As of December 31, 2017, the estimated aggregate fair value of the 2018 Convertible Notes is $74.3 million. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes quoted bid price at each date in a thinly-traded market. Maturity of the 2013 Convertible Notes occurred on December 15, 2018, and converted at a rate of 95 shares per $1,000 principal units, with an in-the-money conversion price of $10.53 per common share.
Components of Interest Expense on 2013 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Consolidated Statements of Operations for the 2013 Convertible Notes for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Contractual coupon interest expense	$981	$2,615	$3,288
Amortization of debt issuance costs	220	567	696
Accretion of debt discount	1,931	4,890	5,710
Total	$3,132	$8,072	$9,694
Effective interest rate	8.41%	8.41%	8.65%

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
As a result of the amendment and restatement of the Mundipharma Collaboration Agreement, (a) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (b) we may receive regulatory milestone payments of up to $16 million, and commercial progress and sales-dependent milestone payments of up to $107 million (see Note 17(b)(vii) for July 2017 achievement), (c) we will receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (d) we and Mundipharma will each bear our own FOLOTYN development costs. Effective as of May 1, 2015, we modified the Mundipharma Collaboration Agreement to revise the conditions for our exercise of the option to gain

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

commercialization rights in Switzerland from Mundipharma, as well as royalties payable to us (in the tiered double-digits) on Mundipharma's net sales in Switzerland.
FOLOTYN Development Liability
The fair value of the FOLOTYN Development Liability within the accompanying Consolidated Balance Sheets was estimated using the discounted cash flow model. The unobservable inputs (i.e., "Level 3" inputs - see Note 2(xiii)) in this valuation model that have the most significant effect on these liabilities include (i) estimates of research and development personnel costs needed to perform the research and development services contractually required, (ii) estimates of expected cash outflows to third parties for these clinical services and supplies during the expected period of performance through 2031, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed by management on a quarterly basis for continued applicability.
We adjust this liability at each quarter-end, with corresponding adjustments for incurred costs recorded as credits to “research and development” expense in our accompanying Consolidated Statements of Operations.

	FOLOTYN Development Liability, Current	FOLOTYN Development Liability, Long Term	FOLOTYN Development Liability, Total
Balance at December 31, 2017	$275	$12,111	$12,386
Transfer from long-term to current in 2018	2,425	(2,425)	—
(Less): Expenses incurred in 2018	(389)	—	(389)
Balance at December 31, 2018	$2,311	$9,686	$11,997
17. FINANCIAL COMMITMENTS & CONTINGENCIES AND LICENSE AGREEMENTS
(a) Facility Leases
We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring October 31, 2021. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2022, in addition to several other administrative office leases. Each lease agreement contains scheduled rent increases which are accounted for on a straight-line basis. Our total rental expense in 2018, 2017, and 2016 was $1.6 million, $1.6 million, and $1.5 million, respectively.
Adoption of New Lease Accounting Standard, Effective January 1, 2019
In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, Leases (“Topic 842”). Topic 842 will become effective for us beginning January 1, 2019, and requires us (as a lessee) to recognize a "right-of-use asset" and a "lease liability" on our balance sheet for all leases (with the exception of leases less than 12 months) at the lease commencement date. The lease liability will be measured as the present value of the unpaid lease payments and the right-of-use asset will be derived from the calculation of the lease liability, adjusted for any prepayments or incentives. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of this new accounting standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to the opening retained earnings balance in the year of adoption, without restating prior periods.

We plan to elect the package of practical expedients available under the transition provisions of the new guidance, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Additionally, we plan to elect the practical expedient which allows for the aggregation of lease and non-lease components of underlying asset classes, as well as the short-term lease exemption. We will elect the optional transition approach to not apply the new lease standard in the comparative periods presented and the package of practical expedients available under the transition provisions in ASU 2018-11.

Under the new lease classification criterion, we currently do not have any finance or embedded leases. Our operating leases solely relate to (1) our executive, administrative, and research and development office facilities and (2) certain office equipment. Our January 1, 2019 adoption of Topic 842 will result in the initial reporting of "right-of-use assets" and "lease liabilities" on our Consolidated Balance Sheets of approximately $4.4 million and $4.4 million, respectively.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Our future minimum operating lease payments are as follows:

Year ending December 31,	Operating Lease Minimum Payments
2019	$1,486
2020	1,441
2021	1,465
2022	828
2023 and thereafter	87
$5,308
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
Our most significant of these agreements, and the key financial terms and our accounting for each, are summarized below:
(i) ZEVALIN U.S.: In-Licensing and development in the U.S.
In December 2008, we acquired rights to commercialize and develop ZEVALIN in the United States as the result of a transaction with Cell Therapeutics, Inc. (“CTI”) through our wholly-owned subsidiary, RIT Oncology LLC (“RIT”). In accordance with the terms of assumed contracts, we were required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the United States. As of December 31, 2018 all the patents licensed from Corixa had expired under the terms of the agreement. Under the terms of the agreement, we are no longer obligated to pay United States net sales-based royalties in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen Inc.
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
We amended the agreement in February 2016, which adjusted our tiered royalty to Bayer from the single-digits to 20%. The term of the agreement, as amended, continues until the expiration of the last-to-expire ZEVALIN patent in the relevant country, or 15 years from the date of the first commercial sale of ZEVALIN in such country, whichever is longer.
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
In June 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”) for ZEVALIN distribution rights within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. In December 2014, upon our execution of a drug supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and paid to us in February 2015. The recognition of the applicable portion of this upfront receipt is no longer reported on a straight line basis, within “license fees and service revenue” on our accompanying Consolidated Statements of Operations, due to the adoption of Topic 606 as of January 1, 2018 (see Note 2(i)). Additionally, sales and regulatory milestones, each aggregating $1.5 million (for a total of $3 million if both are achieved), are due to us upon Dr. Reddy’s achievement of such milestones, as well as a 20% royalty on its net sales of ZEVALIN in India.
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In November 2015, we entered into an out-license agreement with Mundipharma for its commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and the remaining $3 million payment was recognized in full by June 30, 2017. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from its Zevalin sales (see Note 17(b)(ii)).
In March 2018, Mundipharma achieved a specified sales milestone, resulting in a receipt of $2 million recorded within "license fees and service revenue" on our accompanying Consolidated Statements of Operations for the year ended December 31, 2018 (see Note 5).
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
(vi) FOLOTYN: In-License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute
In December 2002, Allos entered into an in-license agreement for the drug now marketed as FOLOTYN with Sloan-Kettering Institute for Cancer Research, SRI International (SRI), and Southern Research Institute. We assumed this agreement when we acquired Allos in September 2012. The agreement provides for our exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN, though we are required to fund certain drug development programs. In addition, we pay graduated royalties to our licensors based on our worldwide annual net sales of FOLOTYN (including our sub-licensees). These royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million. We are also obligated to remit a $3.5 million payment to SRI upon approval of FOLOTYN by the European Medicines Agency (“EMA”) approval of FOLOTYN. This regulatory milestone has not been met, and no amounts have been accrued in our accompanying Consolidated Balance Sheets for its potential achievement.
(vii) FOLOTYN: Out-License Agreement with Mundipharma
As a result of our acquisition of Allos (see Note 10(c)), we assumed “the Mundipharma Collaboration Agreement” as well as certain FOLOTYN clinical development obligations. Under the Mundipharma Collaboration Agreement, (see Note 16), we retained full commercialization rights for FOLOTYN in the United States and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, except in Europe and Turkey. We are contractually entitled to receive regulatory and sales milestone payments from Mundipharma upon its achievement of such milestones, which aggregate $16 million and $107 million, respectively, as well as tiered double-digit royalties on Mundipharma's net sales.
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
(viii) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development rights to EVOMELA from CyDex, a wholly-owned subsidiary of Ligand (see Note 10(b)), and assumed responsibility for its then-ongoing clinical and regulatory development program. We filed a New Drug Application ("NDA") with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM, and in March 2016, the FDA communicated its approval. Consequently, we made a $6 million contractual milestone payment to Ligand in April 2016. We reclassified $7.7

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

million from "EVOMELA IPR&D rights" to "EVOMELA distribution rights" which is presented within "intangible assets, net of accumulated amortization" (see Note 3(g)) within our accompanying Consolidated Balance Sheets as of December 31, 2018.
We are required to pay Ligand amounts of up to $60 million (exclusive of the $6 million milestone paid in April 2016), upon our achievement of specified net sales thresholds. We are also responsible to pay Ligand royalties of 20% on our net sales of EVOMELA in all territories.
(ix) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 10(a)). As part of this acquisition, the former Talon stockholders have contingent financial rights that we have valued and presented on our accompanying Consolidated Balance Sheets as a $4.3 million and $6.2 million liability within “acquisition-related contingent obligations” as of December 31, 2018 and December 31, 2017, respectively. The maximum payout value of these contingent financial rights to the former Talon shareholders is $195 million, assuming we achieve all sales and regulatory approval milestones. In addition, we are contractually obligated to pay royalties in the single digits on our net sales of MARQIBO and a portion of sublicensing revenue may be due upon our receipt of such revenue for MARQIBO.
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
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory PTCL. As a result, we made a second milestone payment to Onxeo of $25 million in November 2014. This amount was capitalized as "BELEODAQ distribution rights" and is presented within "intangible assets, net of accumulated amortization" (see Note 3(g)). We are also contractually obligated to pay Onxeo upon our achievements of other regulatory events and sales thresholds, up to $88 million and $190 million, respectively. These milestone amounts are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
(xiii) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd., or Hanmi, for ROLONTIS (formerly known as “LAPS-G-CSF" or "SPI-2012”), a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan and hold its worldwide rights (except for Korea, China, and Japan). We are contractually obligated to pay Hanmi tiered royalties that range from the low double-digits to mid-teens on our net sales of ROLONTIS.
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
(xiv) Poziotinib: In-License Agreement with Hanmi and Exclusive Patent and Technology License Agreement with MD Anderson
In February 2015, we executed an in-license agreement with Hanmi for poziotinib, a pan-HER inhibitor in Phase 2 clinical trials (which has also shown single agent activity in the treatment of various cancer types during Phase 1 studies, including breast, gastric, colorectal, and lung cancers), and made an upfront payment for these rights.
Under the terms of this agreement, we received the exclusive rights to commercialize poziotinib, excluding Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are contractually obligated to make payments to Hanmi upon our achievement of certain regulatory and sales milestones, aggregating $33 million and $325 million, respectively, which are not included within “total liabilities” in our accompanying Consolidated Balance Sheets. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of poziotinib, potentially reduced by royalties due to other third parties. These amounts are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
In April 2018, we executed an exclusive patent and technology agreement for poziotinib’s use in treating patients with EGFR and HER2 exon 20 mutations in cancer and HER2 exon 19 mutations in cancer with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) that had discovered its use in treating these patient-types (“Exon 19/20 Patients”). We made an upfront payment of $0.5 million upon this agreement’s execution that was recognized within “research and development” expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2018. We will also pay MD Anderson royalties in the low single-digits on our net sales of poziotinib that relate to the treatment of Exon 19/20 Patients.
We are contractually obligated to make fixed payments to MD Anderson upon our achievement of certain regulatory and sales milestones, aggregating $11 million and $23 million, respectively, which are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
(xv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier in Canada

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In January 2016, we out-licensed ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO to Servier (see Note 13). We received an aggregate $6 million of upfront proceeds in the first quarter of 2016, which was recognized within "license fees and service revenue" in our accompanying Consolidated Statements of Operations for the year ended December 31, 2016.
In November 2018, we received a $1 million milestone receipt from Servier upon the approval of FOLOTYN in Canada (see Note 13). We are entitled to additional milestone receipts (aggregating $1.0 million) upon Servier's achievement of specific regulatory approvals, and a high single-digit royalty on its sales of these products.
(xvi) KHAPZORY: Data Sharing License Agreement with Medac Pharma, Inc.
In March 2013, we executed a Data Sharing License Agreement with Medac Pharma, Inc, ("Medac") for certain data relating to the manufacture, testing and use of KHAPZORY (previously referred to as sodium levoleucovorin) and levofolinic acid for pharmaceutical applications. Our access to Medac's data will be used to obtain regulatory approval, and commercialize our products containing sodium levoleucovorin in the United States and Canada.
In March 2015, we entered into a first amendment to the data sharing license agreement with Medac. We filed an NDA with the FDA for KHAPZORY and the FDA communicated its approval in October 2018. Consequently, we made milestone payments to Medac including (i) $0.3 million upon FDA acceptance of our NDA filing, which was recognized within "research and development" expense in our Consolidated Statements of Operations for the year ended December 31, 2017, and (ii) $2.7 million upon FDA approval for commercial sale of KHAPZORY. We capitalized the $2.7 million to "KHAPZORY distribution rights" which is presented within "intangible assets, net of accumulated amortization" (see Note 3(g)) within our accompanying Consolidated Balance Sheets as of December 31, 2018.
(c) Service Agreements for our Research and Development Activities
We have entered into various contracts with numerous third-party service providers for the execution of our research and development initiatives (to which we assign discreet project codes in order to compile and monitor such expenses). These vendors include raw material suppliers and contract manufacturers for drug products not yet FDA approved, clinical trial sites, clinical research organizations, and data monitoring centers, among others. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on the achievement of certain events specified in the agreements - such as contract execution, progress of service completion, delivery of drug supply, and the dosing of patients in clinical studies.
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
(e) Employment Agreement
We previously entered into an employment agreement with our former Chief Executive Officer, Rajesh C. Shrotriya, M.D., under which cash compensation and benefits would become payable to him in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 17, 2017, Dr. Shrotriya’s employment was terminated without cause. As of December 31, 2017, we accrued for all contractual cash amounts due and unpaid to him within “accrued payroll and benefits” on the accompanying Consolidated Balance Sheets.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At December 31, 2018 and December 31, 2017, the aggregate value of this DC Plan liability totaled $6.2 million and $11.0 million, respectively, and is included within “accounts payable and other accrued liabilities” and "other long-term liabilities" in the accompanying Consolidated Balance Sheets.
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
Shareholder Litigation
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the “Ayeni Action”) and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the “Hartsock Action”). On November 15, 2016, the Ayeni Action was transferred to the United States District Court for the District of Nevada. The parties have stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our NDA to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. Furthermore, as of December 31, 2018, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.
EVOMELA Litigation
We obtained global development and commercialization rights to EVOMELA from CyDex Pharmaceuticals, Inc., a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated, or CyDex, in March 2013. We thereafter assumed responsibility for completing its clinical trials and were responsible for filing the New Drug Application. Under our license agreement with CyDex, CyDex received a license fee and is eligible to receive milestone payments and royalties. On December 20, 2017, CyDex filed an action against Teva Pharmaceuticals USA, Inc., TEVA Pharmaceuticals Industries Ltd., and Actavis, LLC, together Teva, in the U.S. District Court for the District of Delaware, alleging patent infringement with respect to a paragraph IV certification, or an Abbreviated New Drug Application (“ANDA”), filed with the FDA seeking approval to market a generic version of EVOMELA. CyDex brought suit against Teva to protect its intellectual property rights, for which we have a direct financial interest by virtue of our distribution rights for EVOMELA.
Intellectual Property Litigation
We and Onxeo received a Paragraph IV Notice Letter dated August 21, 2018, notifying us that Fresenius Kabi USA, LLC (“Fresenius”) has submitted to the FDA, an ANDA seeking approval from the FDA to manufacture and market a generic version of BELEODAQ (belinostat) for injection in the U.S. On October 3, 2018, we and Onxeo have filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware, alleging patent infringement with respect to a paragraph IV certification, or an Abbreviated New Drug Application ("ANDA"), against Fresenius which triggered an

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

automatic stay of this ANDA for 30 months. In addition, BELOEDAQ is protected from competition in the U.S. by an Orphan Drug Exclusivity indication until July 3, 2021.

18. INCOME TAXES
The components of loss before (provision) benefit for income taxes are as follows:

	For the Years Ended December 31,
	2018	2017	2016
United States	$(125,177)	$(109,678)	$(69,976)
Foreign	5,167	1,652	(2,107)
Total	$(120,010)	$(108,026)	$(72,083)

The provision (benefit) for income taxes consist of the following:

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$(11)	$(10,608)	$(2,001)
State	(19)	(940)	(216)
Foreign	—	7	8
	$(30)	$(11,541)	$(2,209)
Deferred:
Federal	12	(5,256)	(93)
State	19	19	(11)
Foreign	—	—	—
	31	(5,237)	(104)
Total income tax provision (benefit)	$1	$(16,778)	$(2,313)
The income tax provision (benefit) differs from that computed using the applicable federal statutory rate, as applied to income before taxes in each year as follows:

	For the Years Ended December 31,
	2018	2017	2016
Tax provision computed at the federal statutory rate	$(25,202)	$(37,809)	$(25,217)
State tax, net of federal benefit	(4,827)	(1,849)	(307)
Research credits	(4,884)	(1,176)	(3,232)
Change in tax credit carryforwards	(3,056)	386	11,042
Officers compensation	600	(9,292)	1,196
Stock based compensation	(12,610)	(2,735)	588
Permanent items and other	(116)	1,450	12
Tax differential on foreign earnings	(32)	33	15
Change in tax rate	(1,329)	37,769	(744)
Refundable ATM credit	—	(1,336)	—
Uncertain tax positions	—	(561)	—
Change in prior year deferred taxes	6,595	(1,218)	—
Valuation allowance	44,862	(440)	14,334
Income tax provision (benefit)	$1	$(16,778)	$(2,313)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 are presented below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets did not meet the “more-likely-than-not” threshold under GAAP.

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$106,446	$60,771
Research credits	21,618	14,255
Stock based compensation	5,057	10,046
Deferred revenue	—	1,017
Development costs	3,938	4,143
Returns and allowances	1,976	1,636
Other, net	(5,066)	—
Total deferred tax assets before valuation allowance	133,969	91,868
Valuation allowance	(131,042)	(86,021)
Total deferred tax assets	2,927	5,847
Deferred tax liabilities:
Basis difference in debt	—	(28)
Depreciation and amortization differences	(4,396)	(6,836)
Other, net	—	(421)
Net deferred tax liabilities	$(1,469)	$(1,438)
At December 31, 2018 and 2017, we recorded a valuation allowance of $131.0 million and $86.0 million, respectively. The valuation allowance increased by $45.0 million and $0.8 million during 2018 and 2017, respectively. The increase in the valuation allowance in 2018 and 2017 was due to an increase in net operating loss carryforwards.
We had federal and state net operating loss carryforwards of approximately $452.0 million and $241.6 million, at December 31, 2018, respectively. We have approximately $4.5 million of foreign loss carryforwards that will begin to expire in 2022. The federal and state loss carry forwards began to expire in 2018 and 2017, respectively, unless previously utilized. At December 31, 2018, we had federal and state tax credits of approximately $15.2 million and $8.2 million, respectively. The federal tax credit carryovers begin to expire in 2027 unless previously utilized. The state research and development credit carryforwards have an indefinite carryover period.
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
The following tabular reconciliation summarizes activity related to unrecognized tax benefits:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	For the Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$2,715	$3,271	$4,498
Adjustments related to prior year tax positions	(551)	(39)	(1,638)
Increases related to current year tax positions	1,084	374	411
Decreases due to expiration of tax statutes	—	(891)	—
Balance at end of year	$3,248	$2,715	$3,271
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
Approximately $0.2 million, $0.2 million, and $0.7 million of the total unrecognized tax benefits as of December 31, 2018, 2017, and 2016, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.
We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2014. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.
On January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis. Under ASU 2016-09, differences between the tax deduction for share based awards and the related compensation expenses recognized under ASC 718 are now accounted for as a component of the provision for income taxes. In addition, ASU 2016-09 eliminated the requirement that excess tax benefits from share based compensation reduce taxes payable prior to being recognized in the financial statements. As of December 31, 2016, we had cumulative excess benefits related to share based compensation of $2.7 million which had not been reflected as a deferred tax asset. As a result of the adoption of ASU 2016-09, the excess benefits were reclassified to our net operating loss carryover resulting in an increase in our deferred tax assets and valuation allowance of $2.7 million as of January 1, 2017. There is no impact to retained earnings as a result of the adoption of ASU 2016-09 on January 1, 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, which includes a new federal tax on global intangible low-taxed income (Global Minimum Tax or GMT), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company calculated its best estimate of the impact of the Tax Act in its 2017 income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of the 10-K filing for the year ended December 31, 2017.
In addition, the SEC Staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The provisional amounts were subject to revisions as the Company completed its analysis of the Tax Act, collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard-setting and regulatory bodies. The measurement period expired as of December 31, 2018 and the Company's accounting for the Tax Act is complete. The changes in 2018 to provisional amounts recorded in 2017 for the effects of the Tax Act were not material.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data (unaudited) for the year ended December 31, 2018 and 2017 is presented below:

	Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
2018
Total revenues*	$30,495	$24,168	$25,268	$29,402
Loss from Operations	$(25,264)	$(34,311)	$(29,024)	$(42,578)
Net (loss) income	$(15,816)	$13,744	$(68,718)	$(49,221)
Net loss per share, basic and diluted	$(0.16)	$0.13	$(0.66)	$(0.47)
* See Note 2(i) for a discussion of our adoption of Topic 606 effective beginning on January 1, 2018.

	Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
2017
Total revenues	$29,101	$34,301	$36,395	$28,570
Loss from Operations	$(21,909)	$(18,609)	$(15,054)	$(41,088)
Net loss	$(23,547)	$(20,852)	$(18,293)	$(28,556)
Net loss per share, basic and diluted	$(0.30)	$(0.27)	$(0.22)	$(0.29)
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

Had we continued to apply Topic 605 for our revenue recognition for the year ended December 31, 2018, the impact to our Consolidated Statements of Operations is presented in the table below:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Revenue:
Product sales, net	$104,466	$906	$105,372
License fees and service revenue	4,867	179	5,046
Total revenues	$109,333	$1,085	$110,418
Loss from operations	(131,177)	1,085	(130,092)
Loss before income taxes	(120,010)	1,085	(118,925)
Net loss	$(120,011)	$1,085	$(118,926)
Net loss per share:
Basic	$(1.16)	$0.01	$(1.15)
Diluted	$(1.16)	$0.01	$(1.15)
Weighted average shares outstanding:
Basic	$103,305,911	$103,305,911	$103,305,911
Diluted	$103,305,911	$103,305,911	$103,305,911

Had we continued to apply Topic 605 for our revenue recognition for the year ended December 31, 2018, the impact to our Consolidated Balance Sheets is presented in the table below:

	December 31, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Current assets:
Accounts receivable, net of allowance for doubtful accounts	$29,873	$127	$30,000
Total current assets	250,688	127	250,815
Total assets	$390,886	$127	$391,013

Current liabilities:
Deferred revenue	—	2,963	2,963
Total current liabilities	86,474	2,963	89,437

Deferred revenue, less current portion	—	251	251
Total liabilities	107,624	3,214	110,838

Stockholders’ equity:
Accumulated deficit	(599,886)	(3,087)	(602,973)
Total stockholders’ equity	283,262	(3,087)	280,175
Total liabilities and stockholders’ equity	$390,886	$127	$391,013

Had we continued to apply Topic 605 for our revenue recognition for the year ended December 31, 2018, the impact to our Consolidated Statements of Cash Flows for the year ended December 31, 2018 is presented in the table below:

	December 31, 2018
	As Reported Under Topic 606	Adjustments	If Reported Under Topic 605
Net loss	$(120,011)	$1,085	$(118,926)
Changes in operating assets and liabilities:
Accounts receivable, net	2,844	(127)	2,717
Deferred revenue	—	(958)	(958)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

21. SUBSEQUENT EVENT

Sale of Commercial Portfolio Distribution Rights for Proceeds Up to $300 million

On January 17, 2019, we entered into a definitive asset purchase agreement for the sale of our FDA-approved product portfolio of FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA to Acrotech. Upon the closing of the Acrotech Transaction, we are entitled to receive up to $160 million in an upfront cash payment (of which $4 million will be held in escrow for six months). In addition, we expect a purchase price adjustment for certain ongoing research and development activities of the commercialized product portfolio. We are also entitled to receive an aggregate $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to this product portfolio. We plan to reduce our staff by approximately 90 employees, the majority of which we expect to transition to Acrotech. The accounting recognition and financial reporting for the disposal of this commercial component of our business will be reflected in our financial statements in the period corresponding with its closing.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”).
Based on our management’s assessment, we have concluded that as of December 31, 2018, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting. Deloitte & Touche LLP’s report appears within Item 9A in this Annual Report on Form 10-K and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
(b) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.
(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Spectrum Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2019

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from our definitive proxy statement related to our 2019 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2019.

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
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
Notes to the Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017, and 2016
(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017, and 2016

		Additions (Reductions)
		($ in thousands)
Description	Balance at Beginning of Period	Additions (Recovery) to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
December 31, 2018
Allowance for doubtful accounts	$71	$12	$—	$(16)	$67
December 31, 2017
Allowance for doubtful accounts	$88	$(17)	$—	$—	$71
December 31, 2016
Allowance for doubtful accounts	$120	$57	$—	$(89)	$88

(1)	Deductions represent the actual write-off of accounts receivable balances.

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
		8-K	001-35006	2.1, 2.2, and 2.3	4/5/12

2.6	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC.	8-K	001-35006	2.1	7/19/13

2.7	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc.	8-K	001-35006	2.2	7/19/13

2.8	Contingent Value Rights Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and Corporate Stock Transfer Inc. as rights agent.	8-K	001-35006	2.3	7/19/13

2.9	Exchange Agreement, dated July 16, 2013, by and among Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto.	8-K	001-35006	2.4	7/19/13

2.10	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/19

3.1	Restated Certificate of Incorporation, as filed on June 18, 2018.	8-K	001-35006	3.1	6/18/18

3.2	Third Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	3/29/18

4.1	Rights Agreement, dated December 13, 2010, between Spectrum Pharmaceuticals, Inc. and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan.	8-K	000-28782	4.1	12/13/10

4.2	First Amendment to Rights Agreement, dated October 13, 2017, by and between Spectrum Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent.	8-K	001-35006	4.1	10/13/17

4.3	Second Amendment to Rights Agreement, dated March 27, 2018, by and between Spectrum Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent.	8-K	001-35006	4.1	3/29/18

4.4	Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent.	10-K	001-35006	4.2	3/12/14

4.5	Indenture, dated December 23, 2013, by and between Spectrum Pharmaceuticals, Inc. and Wilmington Trust, National Association.	8-K	001-35006	4.1	12/23/13

4.6	Form of Note for Spectrum Pharmaceuticals, Inc.’s 2.75% Convertible Senior Notes due 2018 (included in Exhibit A to the Indenture).	8-K	001-35006	4.1	12/23/13

10.1	Sublease Agreement, dated December 2, 2010, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.1	3/10/11

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.2	3/2/12

10.3	Second Amendment to Sublease Agreement, dated November 12, 2012, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.10	2/28/13

10.4	Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-KSB	000-28782	10.11	3/31/97

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-Q	000-28782	10.1	5/17/04

10.6	Second Amendment, dated March 7, 2006, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.6	3/12/14

10.7	Third Amendment, dated February 12, 2006, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.7	3/12/14

10.8	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	000-28782	10.29	4/5/10

10.9	Fifth Amendment, dated November 21, 2013, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.9	3/12/14

10.10	Sixth Amendment, dated January 31, 2014, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.10	3/12/14

10.11	Lease Agreement, dated April 7, 2014, by and between Spectrum Pharmaceuticals, Inc. and 11500 South Eastern Avenue, LLC.	10-Q	001-35006	10.1	8/8/14

10.12	Preferred Stock and Warrant Purchase Agreement, dated September 26, 2003, by and among Spectrum Pharmaceuticals, Inc. and the purchasers listed on Schedule 1 attached thereto.	8-K	000-28782	10.1	9/30/03

10.13*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan.	8-K	000-28782	10.1	12/17/04

10.14*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan.	10-Q	000-28782	10.5	5/10/05

10.15*	2003 Amended and Restated Incentive Award Plan.	8-K	000-28782	10.1	7/2/09

10.16*	Amendment No. 1 to 2003 Amended and Restated Incentive Award Plan.	10-Q	001-35006	10.1	11/6/15

10.17*	Deferred Compensation Plan	S-8	333-176681	4.1	9/6/11

10.18*	Executive Employment Agreement entered into June 20, 2008 and effective as of January 2, 2008 by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya.	8-K	000-28782	10.1	6/26/08

10.19*	First Amendment to Executive Employment Agreement, dated April 17, 2014, by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya.	10-Q	001-35006	10.2	8/8/14

10.20*	Form of Change in Control Severance Agreement.	8-K	001-35006	10.1	3/31/14

10.21*	First Amendment to Change in Control Severance Agreement, dated February 18, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-K	001-35006	10.22	3/14/16

10.22*	Second Amendment to Change in Control Severance Agreement, dated August 6, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-Q	001-35006	10.2	8/7/15

10.23*	Form of Indemnity Agreement of Spectrum Pharmaceuticals, Inc.	10-K	000-28782	10.32	3/31/09

10.24*	Amended and Restated Spectrum Pharmaceuticals, inc. 2009 Employee Stock Purchase Plan.	10-Q	001-35006	10.24	8/9/18

10.25*	2009 Incentive Award Plan.	S-8	333-160312	99.2	6/29/09

10.26*	Term Sheet for 2009 Incentive Award Plan Stock Option Award.	10-Q	000-28782	10.8	8/13/09

10.27*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).	10-Q	001-35006	10.2	11/9/12

10.28*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.	10-Q	000-28782	10.10	8/13/09

10.29*	Amendment No. 1 to 2009 Incentive Award Plan.	10-Q	001-35006	10.2	11/6/15

10.30*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan	10-Q	001-35006	10.2	5/4/17

10.31*	License and Collaboration Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.	10-K	000-28782	10.37	4/5/10

10.32#	Amendment to License and Collaboration Agreement, dated October 3, 2013, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.	8-K/A	001-35006	99.1	11/18/13

10.33#	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q/A	000-29815	10.1	8/17/12

10.34#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	000-29815	10.13.1	3/1/10

10.35#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	000-29815	10.3	8/4/11

10.36#	Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited.	10-Q	001-35006	10.1	8/9/13

10.36#	First Amendment to Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2015, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited.	10-Q	001-35006	10.1	8/7/15

10.37#	Amended and Restated Supply Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company.	10-Q	001-35006	10.2	8/9/13

10.38	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.	10-Q	001-35006	10.8	11/9/12

10.39	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.	10-Q	001-35006	10.9	11/9/12

10.40#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited.	10-Q	001-35006	10.11	11/9/12

10.41#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline.	10-K	001-35006	10.41	3/7/18

10.42	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc.	10-K	001-35006	10.35	3/10/11

10.43#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.14	11/9/12

10.44	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.16	11/9/12

10.45	First Amendment to License Agreement, dated June 20, 2014, by and between Spectrum Pharmaceuticals, Inc. and Merck Eprova AG.	8-K	001-35006	99.1	6/26/14

10.46	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.17	11/9/12

10.47#	License Agreement, dated March 8, 2013, by and between Spectrum Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc.	10-Q	001-35006	10.1	5/9/13

10.48	Purchase Agreement, dated December 17, 2013, by and among Spectrum Pharmaceuticals, Inc., Jefferies LLC and RBC Capital Markets, LLC.	8-K	001-35006	10.1	12/23/13

10.49	Base Call Option Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.2	12/23/13

10.50	Base Warrant Transaction Confirmation, dated December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.3	12/23/13

10.51	Additional Call Option Transaction Confirmation, dated December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.4	12/23/13

10.52	Additional Warrant Transaction Confirmation, dated December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.5	12/23/13

10.53#	License and Asset Purchase Agreement, dated November 16, 2015, by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma International Corporation Limited, dated November 16, 2015.	10-K/A	001-35006	10.55	3/14/16

10.54#	Supply Agreement, dated November 16, 2015, by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma Medical Company, dated November 16, 2015.	10-K	001-35006	10.56	3/14/16

10.55	At Market Issuance Sales Agreement dated December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC.	S-3	333-208760	1.2	12/23/15

10.56	At Market Issuance Sales Agreement, dated August 4, 2017, between Spectrum Pharmaceuticals, Inc., H.C. Wainwright & Co., LLC, FBR Capital Markets & Co. and MLV & Co. LLC.	8-K	001-35006	1.1	8/4/17

10.57*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Kurt A. Gustafson.	10-Q	001-35006	10.6	8/9/18

10.58*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Thomas J. Riga.	10-Q	001-35006	10.7	8/9/18

10.59*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-Q	001-35006	10.8	8/9/18

10.60*	Executive Employment Agreement, dated as of June 18, 2018, by and between Spectrum Pharmaceuticals, Inc. and Keith McGahan.	10-Q	001-35006	10.9	8/9/18

10.61*	Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/18/18

10.62*	Form of Stock Option Award Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.2	6/18/18

10.63*	Form of Restricted Stock Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.3	6/18/18

10.64*	Form of Canadian Restricted Stock Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.4	6/18/18

10.65*	Form of Performance Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.5	6/18/18

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).					X

24.1	Power of Attorney (included in the signature page)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement.
# Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary
None.