Form 10-Q
period 2019-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2019-05-09
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SPPI	The NASDAQ Global Select Market
As of April 30, 2019, 111,963,467 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019
Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

SPECTRUM PHARMACEUTICALS, INC. ®, and ROLONTIS® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its affiliates. QAPZOLA™, REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals’ logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$272,652	$157,480
Restricted cash	4,000	—
Marketable securities	33,229	46,508
Accounts receivable, net of allowance for doubtful accounts of $67 and $67, respectively	14,936	29,873
Other receivables	7,466	3,698
Prepaid expenses and other assets	7,955	7,574
Discontinued operations, current assets (Note 11)	—	5,555
Total current assets	340,238	250,688
Property and equipment, net of accumulated depreciation	466	385
Other assets	8,180	7,188
Facility and equipment under lease	3,774	—
Discontinued operations, non-current assets (Note 11)	—	132,625
Total assets	$352,658	$390,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$60,302	$69,460
Accrued payroll and benefits	5,168	9,853
Contract liabilities	4,850	4,850
Discontinued operations, current liabilities (Note 11)	—	2,311
Total current liabilities	70,320	86,474
Deferred tax liabilities	—	1,469
Other long-term liabilities	9,789	5,650
Discontinued operations, non-current liabilities (Note 11)	—	14,031
Total liabilities	80,109	107,624
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 111,212,572 and 110,525,141 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	111	110
Additional paid-in capital	895,571	886,740
Accumulated other comprehensive loss	(4,092)	(3,702)
Accumulated deficit	(619,041)	(599,886)
Total stockholders’ equity	272,549	283,262
Total liabilities and stockholders’ equity	$352,658	$390,886
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues (Note 1(b))	$—	$—
Operating costs and expenses:
Selling, general and administrative	15,952	16,616
Research and development	21,886	13,365
Total operating costs and expenses	37,838	29,981
Loss from continuing operations	(37,838)	(29,981)
Other (expense) income:
Interest income (expense), net	1,061	(230)
Other (expense) income, net	(11,285)	9,972
Total other (expense) income	(10,224)	9,742
Loss from continuing operations before income taxes	(48,062)	(20,239)
Benefit for income taxes from continuing operations	8,242	1,067
Loss from continuing operations	$(39,820)	$(19,172)
Income from discontinued operations, net of income taxes (Note 11)	20,665	3,356
Net loss	$(19,155)	$(15,816)

Basic and diluted loss per share:
Loss per common share from continuing operations	$(0.36)	$(0.19)
Income per common share from discontinued operations	0.19	0.03
Net loss per common share	$(0.17)	$(0.16)

Weighted average shares outstanding:
Basic and Diluted	109,552,602	100,809,853
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(19,155)	$(15,816)
Other comprehensive loss:
Foreign currency translation adjustments	(390)	393
Other comprehensive (loss) income	(390)	393
Total comprehensive loss	$(19,545)	$(15,423)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	110,525,141	$110	$886,740	$(3,702)	$(599,886)	$283,262
Net loss	—	—	—	—	(19,155)	(19,155)
Other comprehensive income, net	—	—	—	(390)	—	(390)
Employee stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock to 401(k) plan for employee match	47,347	—	519	—	—	519
Issuance of common stock upon exercise of stock options	146,785	—	831	—	—	831
RSA grants, net of forfeitures	259,539	1	—	—	—	1
Issuance of common stock upon vesting of RSUs	233,760	—	—	—	—	—
Balance as of March 31, 2019	111,212,572	$111	$895,571	$(4,092)	$(619,041)	$272,549

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	100,742,735	$100	$837,347	$15,999	$(502,107)	$351,339
Net loss	—	—	—	—	(15,816)	(15,816)
Cumulative-effect adjustment of ASU 2016-01 adoption (Note 3(a))	—	—	—	(17,211)	17,211	—
Cumulative-effect adjustment of Topic 606 adoption (Note 2(i))	—	—	—	—	4,678	4,678
Foreign currency adjustment related to adoptions of ASU 2016-01 and Topic 606	—	—	—	—	343	343
Other comprehensive income, net	—	—	—	393	—	393
Employee stock-based compensation expense	—	—	4,144	—	—	4,144
Issuance of common stock to 401(k) plan for employee match	16,834	—	334	—	—	334
Issuance of common stock upon exercise of stock options	5,793,413	6	41,417	—	—	41,423
RSA grants, net of forfeitures	614,035	—	—	—	—	—
Retirement of RSAs and shares as part of stock option cashless exercises to satisfy employee tax withholdings	(3,463,873)	(3)	(62,541)	—	—	(62,544)
Issuance of common stock upon vesting of RSUs	200,652	—	—	—	—	—
Issuance of common stock upon exercise of warrants	31,602	—	—	—	—	—
Balance as of March 31, 2018	103,935,398	$103	$820,701	$(819)	$(495,691)	$324,294

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Loss from continuing operations	$(39,820)	$(19,172)
Income from discontinued operations, net of income taxes (Note 11)	20,665	3,356
Net loss	(19,155)	(15,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,331	6,995
Stock-based compensation	8,000	4,478
Non-cash lease expense (Note 9(a))	509	—
Accretion of debt discount on 2018 Convertible Notes, recorded to interest expense	—	533
Amortization of deferred financing costs on 2018 Convertible Notes, recorded to interest expense	—	61
Unrealized gains from transactions denominated in foreign currency	(1)	(8)
Deferred tax liabilities	(1,469)	9
Gain on Commercial Product Portfolio Transaction (Note 11)	(33,644)	—
Unrealized loss (gain) on marketable securities (Note 3(a))	12,183	(10,196)
Change in fair value of contingent consideration (Note 9(b))	1,478	291
Changes in operating assets and liabilities:
Accounts receivable, net	14,914	(583)
Other receivables	(3,776)	(762)
Inventories	(2,037)	657
Prepaid expenses and other assets	512	2,134
Other assets	(980)	(1,693)
Accounts payable and other accrued obligations	(14,255)	(7,207)
Accrued payroll and benefits	(4,685)	(5,860)
FOLOTYN development liability	(4)	(103)
Other long-term liabilities	1,024	325
Net cash used in operating activities	(40,055)	(26,745)
Cash Flows From Investing Activities:
Proceeds from Commercial Product Portfolio Transaction (Note 1(b))	158,765	—
Proceeds from redemption of corporate-owned life insurance policy	—	4,130
Redemption of mutual funds	—	(1)
Purchases of property and equipment	(314)	(52)
Net cash provided by investing activities	158,451	4,077
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options	831	1,920
Proceeds from employees, for our remittance to tax authorities, upon vesting of restricted stock and exercises of stock options	—	4,645
Payments to tax authorities upon employees' surrender of restricted stock at vesting and exercises of stock options	—	(27,686)
Net cash provided by (used in) financing activities	831	(21,121)
Effect of exchange rates on cash, cash equivalents and restricted cash	(55)	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	119,172	(43,810)
Cash, cash equivalents and restricted cash—beginning of period	157,480	227,323
Cash, cash equivalents and restricted cash—end of period	$276,652	$183,513
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under lease	$471	$—
Cash paid for income taxes	$33	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial and marketing capabilities upon product launch.
We have two drugs in late-stage and active development:

•	Poziotinib, a novel pan-HER inhibitor used in the investigation for non-small cell lung cancer (“NSCLC”) tumors with either EGFR or HER2 exon 20 insertion mutations; and

•	ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) analog for chemotherapy-induced neutropenia.

Our business strategy is to further the development of our late stage assets through commercialization and acquire new assets through partnerships or acquisitions.
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three months ended March 31, 2019 and 2018, respectively, is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2019 and 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on February 28, 2019).
Discontinued Operations - Sale of our Product Portfolio
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment (of which $4 million is held in escrow). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
These Condensed Consolidated Financial Statements are recast for all periods presented to reflect the sale of the assets and liabilities associated with our Commercial Product Portfolio, as well as the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” - see Note 11. We have presented our face financial statements in general conformity with our historical format, even where presented values are $-0- within continuing operations due to required discontinued operations classification for all periods presented. We believe this format provides increased clarity and comparability with our previously filed financial statements, as well as our expectation that these financial statement captions and included footnote disclosures will remain relevant to our future business activities.
Principles of Consolidation

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for Spectrum Pharma Canada (“SPC”), as discussed below. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation.
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
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three months ended March 31, 2019 and 2018, all of our revenue and related expenses were solely attributable to these activities (and as applicable, currently and retrospectively classified as “discontinued” within the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations - see Note 11). All of our assets are held in the U.S, except for cash held in certain foreign bank accounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, our management evaluates its most critical estimates and assumptions, including those related to: (i) gross-to-net revenue adjustments; (ii) the timing of revenue recognition; (iii) the collectability of customer accounts; (iv) whether the cost of our inventories can be recovered; (v) the realization of our tax assets and estimates of our tax liabilities; (vi) the fair value of our investments; (vii) the valuation of our stock options and the periodic expense recognition of stock-based compensation; and (viii) the potential outcome of our ongoing or threatened litigation.
Our accounting policies and estimates that most significantly impact the presented amounts within these Condensed Consolidated Financial Statements are further described below:
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

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
These GTN estimate categories are each discussed below:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are contractually permitted to return purchased products beginning at its expiration date and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its respective expiration date, and within 12 months thereafter (as well as for overstock inventory, as determined by end-users). ZEVALIN and FOLOTYN returns for expiry are not contractually permitted. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns for our allowance based on our historical return rates. Returned product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of our applicable sales.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

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
(ii) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date. Our restricted cash is currently held in an escrow account as part of our completed Commercial Product Portfolio Transaction (see Note 1(b)).
(iii) Marketable Securities
Our marketable securities consist of our holdings in equity securities, mutual funds, and bank certificates of deposit (“Bank CDs”). Our realized and unrealized (losses) gains on marketable securities are included in “other (expense) income, net” on the accompanying Condensed Consolidated Statements of Operations.
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
Manufacturing costs of drug products that are pending U.S. Food and Drug Administration (“FDA”) approval are fully expensed through “research and development” on the accompanying Condensed Consolidated Statements of Operations.
(vi) Stock-Based Compensation
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

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
(vii) Basic and Diluted Net Loss per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only dilutive stock options, warrants, and other common stock equivalents outstanding during the period.
(viii) Income Taxes
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit for income taxes from continuing operations” within the Condensed Consolidated Statements of Operations for the period in which we received the notice.
(ix) Research and Development Costs
Our research and development costs are expensed as incurred (see Note 9(c)), or as certain milestone payments become contractually due to our licensors, as triggered by the achievement of clinical or regulatory events.
(x) Fair Value Measurements
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(a) Cash and Cash Equivalents and Marketable Securities
As of March 31, 2019 and December 31, 2018, our “cash and cash equivalents” were held with major financial institutions. Our “marketable securities” primarily relate to our equity holdings in CASI Pharmaceuticals, Inc. (“CASI”).
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
Our investment policy requires that purchased investments in marketable securities may only be in highly-rated instruments, which are primarily U.S. treasury bills or treasury-backed securities, and also limits our investments in securities of any single issuer (excluding any debt or equity securities received from our strategic partners in connection with an out-license arrangement, as discussed in Note 7).

The carrying amount of our equity securities, money market funds, and Bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs – see Note 2(x)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

	Cost	Foreign Currency Translation	Gross Unrealized Gains	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
March 31, 2019
Equity securities* (see Note 7)	$8,710	$(3,265)	$27,697	$33,142	$—	$33,142
Bank deposits	15,649	—	—	15,649	15,649	—
Money market funds	257,003	—	—	257,003	257,003	—
Bank CDs	87	—	—	87	—	87
Total cash and cash equivalents and marketable securities	$281,449	$(3,265)	$27,697	$305,881	$272,652	$33,229
December 31, 2018
Equity securities* (see Note 7)	$8,710	$(2,168)	$39,880	$46,422	$—	$46,422
Bank deposits	14,735	—	—	14,735	14,735	—
Money market funds	142,745	—	—	142,745	142,745	—
Bank CDs	86	—	—	86	—	86
Total cash and cash equivalents and marketable securities	$166,276	$(2,168)	$39,880	$203,988	$157,480	$46,508
* Beginning January 1, 2018, under the requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, the unrealized (loss) gain on our CASI equity securities are recognized as an (decrease) increase to “other (expense) income, net” on the Condensed Consolidated Statements of Operations (rather than through “other comprehensive loss” on the Condensed Consolidated Statements of Comprehensive Loss). Our adoption of ASU 2016-01 on January 1, 2018 resulted in a $17.2 million cumulative-effect adjustment, net of income tax, recorded as a decrease to “accumulated other comprehensive loss” and a decrease to “accumulated deficit” on the accompanying Condensed Consolidated Balance Sheets. Our recognized unrealized (loss) gain on these equity securities for the three months ended March 31, 2019 and 2018 was $(12.2) million and $10.2 million, respectively, as reported in “other (expense) income, net” on the accompanying Condensed Consolidated Statements of Operations.
As of March 31, 2019, none of the securities that we hold were in an unrealized loss position with respect to our cost basis.
(b) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	March 31, 2019	December 31, 2018
Computer hardware and software	$3,075	$3,079
Laboratory equipment	669	635
Office furniture	227	212
Leasehold improvements	2,957	2,957
Property and equipment, at cost	6,928	6,883
(Less): Accumulated depreciation	(6,462)	(6,498)
Property and equipment, net of accumulated depreciation	$466	$385
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three months ended March 31, 2019 and 2018, was $0.1 million, and $49 thousand, respectively.
(c) Prepaid Expenses and Other Assets
“Prepaid expenses and other assets” consists of the following:

	March 31, 2019	December 31, 2018
Deposits and other	$6,760	$6,792
Value of equity forward-sale contract (see Note 7)	793	—
Prepaid insurance	402	782
Prepaid expenses and other assets	$7,955	$7,574
(d) Other Receivables
“Other receivables” consists of the following:

	March 31, 2019	December 31, 2018
FDA refund due	$1,941	$—
Other miscellaneous receivables (including Medicaid rebate credits and royalty receivables from licensees)	1,575	1,189
Income tax receivable - current portion	643	643
Insurance receivable	1,576	206
Secured promissory note (see Note 7)	1,527	1,525
Reimbursements due from development partners for incurred research and development expenses	204	135
Other receivables	$7,466	$3,698
(e) Other Assets
“Other assets” consists of the following:

	March 31, 2019	December 31, 2018
Key employee life insurance – cash surrender value associated with deferred compensation plan (Note 9(f))	$7,270	$6,274
Income tax receivable - non-current portion*	668	668
Research & development supplies and other	242	246
Other assets	$8,180	$7,188
* This value represents the non-current portion of the refundable alternative minimum tax credit that is expected to be received over the next few years (see Note 10).
(f) Facility and Equipment Under Lease

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

“Facility and equipment under lease” consists of the following:

	March 31, 2019	December 31, 2018
Office and research facilities	$3,287	$—
Office equipment	487	—
Facility and equipment under lease (Note 9(a))	$3,774	$—
(g) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	March 31, 2019	December 31, 2018
Trade accounts payable and other	$41,788	$44,919
Lease liability - current portion (Note 9(a))	808	—
Accrued commercial/Medicaid rebates	6,370	8,371
Accrued product royalty due to licensors	1,910	4,337
Allowance for product returns	5,325	5,171
Accrued data and distribution fees	2,398	3,248
Accrued GPO administrative fees	150	296
Accrued inventory management fees	368	388
Allowance for government chargebacks	1,185	2,730
Accounts payable and other accrued liabilities	$60,302	$69,460
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates (see Note 2(i)) were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2017	$10,358	$5,727	$4,045
Add: GTN accruals recorded for product sales	65,751	13,962	1,700
(Less): Payments made and credits against GTN accruals	(65,008)	(15,757)	(574)
Balance as of December 31, 2018	$11,101	$3,932	$5,171
Add: GTN accruals recorded for product sales	5,452	12	167
(Less): Payments made and credits against GTN accruals	(8,998)	(1,028)	(13)
Balance as of March 31, 2019	$7,555	$2,916	$5,325

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(h) Contract Liabilities
“Contract liabilities” consists of the following:

	March 31, 2019	December 31, 2018
Customer deposit for EVOMELA supply in China territory (see Note 7)	$4,850	$4,850
Contract liabilities	$4,850	$4,850
(i) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	March 31, 2019	December 31, 2018
Deferred compensation liability (Note 9(f))	$6,499	$5,474
Lease liability - non-current portion (Note 9(a))	3,114	—
Other tax liabilities	176	176
Other long-term liabilities	$9,789	$5,650

4. STOCK-BASED COMPENSATION
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the assigned department of the recipient. Stock-based compensation expense, included within “total operating costs and expenses” for the three months ended March 31, 2019 and 2018, was as follows:

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative	$3,626	$2,253
Research and development	969	632
Total stock-based compensation	$4,595	$2,885

5. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding - basic and diluted	109,552,602	100,809,853
Net loss	$(19,155)	$(15,816)
Net loss per share – basic and diluted	$(0.17)	$(0.16)
The below outstanding securities were excluded from the above calculation of net loss because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive due to our net loss per share for the three months ended March 31, 2019 and 2018, respectively.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Common stock options	1,816,531	5,589,852
Restricted stock awards	1,374,954	1,875,569
Restricted stock units	343,334	210,214
Employee stock purchase plan shares	38,848	24,064
2018 Convertible Notes	—	3,854,959
Common stock warrants	—	261,622
Total	3,573,667	11,816,280

6. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories (see Note 2(x)):

	March 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$87	$—	$87
Money market funds	257,003	—	—	257,003
Equity securities (Note 7)	33,142	—	—	33,142
Equity forward-sale contract (Note 7)	793	—	—	793
Mutual funds	—	65	—	65
Deferred compensation investments (life insurance cash surrender value (Note 3(e))	—	7,270	—	7,270	*
Restricted cash	4,000	—	—	4,000
	$294,938	$7,422	$—	$302,360
Liabilities:
Deferred compensation liability (Note 9(f))	$—	$7,223	$—	$7,223	*
	$—	$7,223	$—	$7,223

	December 31, 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$86	$—	$86
Money market funds	—	142,745	—	142,745
Equity securities (Note 7)	46,422	—	—	46,422
Mutual funds	—	78	—	78
Deferred compensation investments (life insurance cash surrender value (Note 3(e))	—	6,274	—	6,274	*
	$46,422	$149,183	$—	$195,605
Liabilities:
Deferred compensation liability (Note 9(f))	$—	$6,167	$—	$6,167	*
	$—	$6,167	$—	$6,167
* The reported amount of “deferred compensation investments” is based on the cash surrender value of employee life insurance policies at each period-end, while the reported amount of “deferred executive compensation liability” is based on the period-end market value of investments selected by employee participants of the deferred compensation plan.
We did not have any transfers between “Level 1” and “Level 2” (see Note 2(x)) measurement categories for any periods presented.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Our carrying amounts of financial instruments such as cash equivalents, prepaid expenses, accounts payable, and accrued liabilities approximate their related fair values due to their short-term nature.

7. CASI HOLDINGS AND EVOMELA SUPPLY CONTRACT
Overview of CASI Transaction
In 2014, we executed three perpetual out-license agreements for our former products ZEVALIN, MARQIBO, and EVOMELA (“CASI Out-Licensed Products”) with CASI, a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market (collectively, the “CASI Out-License”). Under the CASI Out-License, we received CASI common stock and a secured promissory note and CASI gained the exclusive rights to distribute the CASI Out-Licensed Products in greater China (which includes Taiwan, Hong Kong and Macau). On March 1, 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio, including the CASI Out-License, were transferred to Acrotech at closing. However, we will continue to supply CASI with EVOMELA under an active contract that tentatively was not assumed by Acrotech as part of our Commercial Product Portfolio Transaction (see Note 3(h)). After we fulfill this open order, Acrotech will then assume future supply of this product to CASI and we will not have any further involvement with the arrangement.

Our Ownership in CASI at March 31, 2019

Under certain conditions that expired in December 2017, we exercised our rights during 2016 and 2017 to purchase additional shares of CASI common stock at par value in order to maintain our post-investment ownership percentage. Our aggregate holding of 11.5 million CASI common shares as of March 31, 2019 represented an approximate 12.1% ownership with a fair market value of $33.1 million (see Note 3(a)). In April 2019, we completed the sale of 1.5 million of these shares under a forward-sales contract (see Note 3(c)).
8. CONVERTIBLE SENIOR NOTES AND INTEREST EXPENSE

Overview of 2013 Convertible Notes
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (the “2013 Convertible Notes”). During 2016 and 2017 we completed certain open market purchases to retire $79.5 million of principal. Maturity of the 2013 Convertible Notes occurred on December 15, 2018 and substantially all remaining notes were converted into our common stock at a rate of 95 shares per $1,000 principal units.
Components of Interest Expense on 2013 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2013 Convertible Notes:

Three months ended March 31, 2018
Stated coupon interest expense	$279
Amortization of debt issuance costs	61
Accretion of debt discount	533
Total	$873
Effective interest rate	8.4%

9. FINANCIAL COMMITMENTS & CONTINGENCIES AND KEY LICENSE AGREEMENTS

(a) Facility and Equipment Leases
Overview

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from less than one year to five years and none include any residual guarantees, restrictive covenants, or options to extend or early-terminate.

Our office and research facilities leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are typically variable and therefore excluded from the measurement of the right-of-use asset and lease liability.
Adoption of the New Lease Accounting Standard
On January 1, 2019, we adopted ASU 2016-02, Leases (“Topic 842”). Under this new lease standard, we are required to recognize a "right-of-use asset" and "lease liability" on our accompanying Condensed Consolidated Balance Sheets for all leases (except for any lease with an original term of less than 12 months).

In July 2018, the FASB issued ASU 2018-11, Lease (Topic 842) Targeted Improvements, providing a package of practical expedients and an optional transition method, in which the new standard is not applied to prior periods. We elected the optional transition method upon adoption of this ASU on January 1, 2019 and the package of practical expedients available under the transition provisions. Therefore, we did not reassess the following upon adoption: (i) whether expired or existing contracts contain leases, (ii) lease classification, and (iii) initial direct costs for existing leases.

This asset and liability substantially represents our aggregate benefit of use and present-value obligation to make corresponding minimum lease payments for the duration of each lease term, respectively. Since the implicit rate is not readily determinable in any of our leases, we apply an estimated incremental borrowing rate as of the lease commencement date using the “effective interest method” to derive the present value of our aggregate lease liability. Accordingly, we recorded $4.2 million to our January 1, 2019 balance sheet for both our right-of-use asset within “facility and equipment under lease” and our lease liability within “accounts payable and accrued liabilities” and “other long-term liabilities.” The asset and liability associated with each lease is amortized over the respective lease term, based on the incremental borrowing rate for each.

We elected to not separate lease components from non-lease components in our measurement of minimum lease payments for (i) facility, and (ii) office equipment leases. We also elected the short-term lease practical expedient, in which we will not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less. We recognize lease expense on a straight-line basis over the expected lease term, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statement of Operations, as have only operating leases. For the three months ended March 31, 2019 and 2018, this expense aggregated $0.6 million and $0.4 million, respectively.
Financial Reporting Captions

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases*	Condensed Consolidated Balance Sheet Caption	Balance at March 31, 2019
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$3,774

Operating lease liabilities - current	Accounts payable and other accrued liabilities	$808
Operating lease liabilities - non-current	Other long-term liabilities	3,114
Total operating lease liabilities		$3,922
* As of March 31, 2019, we have no “finance leases” as defined in Topic 842.
Components of Lease Expense

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

We report our total operating lease expense, (inclusive of our variable lease payments and short-term lease cost) in the accompanying Condensed Consolidated Statements of Operations. Total lease expense, included within “total operating costs and expenses” for the three months ended March 31, 2019, was as follows:

Three Months Ended March 31, 2019
Operating lease cost	$459
Variable lease cost	108
Short-term lease cost	15
Total lease cost*	$583
* As of March 31, 2019, we have no “sublease income” as defined in Topic 842.
Weighted Average Remaining Lease Term and Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of March 31, 2019	3 years	7.8%
Future Lease Payments

The below table summarizes our (i) minimum lease payments over the next five years, (ii) implied interest (from the application of our incremental borrowing rate), and (iii) present value of future lease payments:

Operating Leases - future payments	March 31, 2019
2019 (remaining)	$1,015
2020	1,252
2021	1,303
2022	828
2023	87
Total future lease payments, undiscounted	$4,485
Less: Implied interest	(563)
Present value of operating lease payments	$3,922

The below table summarizes our future minimum lease payments under our operating leases as of December 31, 2018:

Year ended December 31, 2018	Operating Lease Minimum Payments
2019	1,486
2020	1,441
2021	1,465
2022	828
2023 and thereafter	87
$5,308

As of March 31, 2019, we have an operating lease which has not yet commenced with total undiscounted lease obligations of $0.7 million. This agreement was entered into during the first quarter of 2019 to lease office space for our principle executive office in Henderson, Nevada. The lessor is currently having tenant improvements constructed and we do not have access to the

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

building until construction is complete. The lease is expected to commence in the second quarter of 2019 when construction of the tenant improvements is completed.
(b) In/Out Licensing Agreements and Co-Development Arrangements
Overview
The in-license agreements for our development-stage drug products provide us with territory-specific rights to their manufacture and distribution (including further sub-licensing/out-licensing rights). We are generally responsible for all related clinical development costs, patent filings and maintenance costs, marketing costs, and liability insurance costs. We are also obligated to make specified milestone payments to our licensors upon the achievement of certain regulatory and sales milestones, and to pay royalties based on our net sales of all in-licensed products. We also may enter into out-license agreements for territory-specific rights to these drug products which include one or more of: upfront license fees, royalties from our licensees’ sales, and/or milestone payments from our licensees’ sales or regulatory achievements. For certain drug products, we may enter into cost-sharing arrangements with licensees and licensors.
Impact of Commercial Product Portfolio Transaction on Rights and Obligations associated with the Product Portfolio
On March 1, 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Product Portfolio (as previously disclosed in Note 17(b) to our 2018 Annual Report on Form 10-K) were transferred to Acrotech at closing. These Condensed Consolidated Financial Statements are recast for all periods presented to reflect the sale of the assets and liabilities associated with our Product Portfolio, as well as the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” - see Notes 1 and 11. Our most significant remaining agreements associated with our continuing operations are listed below, along with the key financial terms and our corresponding accounting and reporting conventions for each:
(i) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd., or Hanmi, for ROLONTIS (formerly referred to as “LAPS-G-CSF” or “SPI-2012”), a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan and hold its worldwide rights (except for Korea, China, and Japan). We are contractually obligated to pay Hanmi tiered royalties that range from the low double-digits to mid-teen on our net sales of ROLONTIS.
In January 2016, the first patient was dosed with ROLONTIS as part of our clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we issued 318,750 shares of our common stock to Hanmi. We are responsible for further contractual payments upon our achievement of regulatory and sales milestones of $13 million and $225 million maximum, respectively. We will record “cost of product sales” and “other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(ii) Poziotinib: In-License Agreement with Hanmi and Exclusive Patent and Technology License Agreement with MD Anderson
In February 2015, we executed an in-license agreement with Hanmi for poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, (which has also shown single agent activity in the treatment of various cancer types during Phase 1 studies, including breast, gastric, colorectal, and lung cancers), and made an upfront payment for these rights. We are contractually obligated to pay Hanmi royalties in the low to mid-teen digits on our net sales of poziotinib.
Under the terms of this agreement, we received the exclusive rights to commercialize poziotinib, excluding Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are contractually obligated to make payments to Hanmi upon our achievement of certain regulatory and sales milestones, aggregating $33 million and $325 million, respectively. We will record “cost of product sales” and “other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of poziotinib, potentially reduced by royalties due to other third parties.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

In April 2018, we executed an exclusive patent and technology agreement for the use of poziotinib in treating patients with EGFR and HER2 exon 20 mutations in cancer and HER2 exon 19 mutations in cancer with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) that had discovered its use in treating these patient-types (“Exon 19/20 Patients”).
We are contractually obligated to make fixed payments to MD Anderson upon our achievement of certain regulatory and sales milestones, aggregating $11 million and $23 million, respectively. We will record “cost of product sales” and “other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
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
(d) Supply and Service Agreements for our Commercial Products
We have entered into various supply and service agreements, and/or have issued purchase orders, which obligate us to complete agreed-upon raw material purchases from certain vendors for the production of our in-development drug products through designated contract manufacturers. These commitments do not exceed our planned commercial requirements, and the contracted prices do not exceed current fair market values.

(e) Employment Agreements
We entered into revised employment agreements with each of our named executive officers (chief executive officer, chief operating officer, chief financial officer, and chief legal officer) in April and June 2018, which supersede any prior Change in Control Severance Agreements with such individuals. These agreements provide for the payment of certain benefits to each executive upon his separation of employment under specified circumstances. These arrangements are designed to encourage each to act in the best interests of our stockholders at all times during the course of a change in control event or other significant transaction.

(f) Deferred Compensation Plan
The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is administered by the Compensation Committee of our Board of Directors and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
The DC Plan is maintained to provide special benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At March 31, 2019 and December 31, 2018, the aggregate value of this DC Plan liability was $7.2 million and $6.2 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

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
Stockholder Litigation
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the “Ayeni Action”) and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the “Hartsock Action”). On November 15, 2016, the Ayeni Action was transferred to the United States District Court for the District of Nevada. The parties have stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our New Drug Application to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. Furthermore, as of March 31, 2019, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.

10. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes from continuing operations of $8.2 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. Our ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses and the impact of the valuation allowance on our deferred tax assets.
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
The intraperiod tax allocation guidance require that we allocate income taxes between continuing operations and other categories of earnings. When we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in discontinued operations, applicable GAAP (ASC 740-20-45-7) requires that we allocate the income tax provision to other categories of earnings (including discontinued operations), and then record a related tax benefit in continuing operations. For the three months ended March 31, 2019 and 2018, we recognized net income from discontinued operations while sustaining losses from continuing operations. Because of the required allocation, we recorded an income tax benefit of $8.2 and $1.1 million within “benefit for income taxes from continuing operations” and income tax expense of $6.8 million and $1.1 million within “income from discontinued operations, net of income taxes” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively.
Our net tax benefit for the three months ended March 31, 2019, prior to the application of intraperiod tax allocation guidance was $1.5 million. This tax benefit arose from the reversal of deferred tax liabilities recorded on our Condensed Consolidated Balance Sheet as of December 31, 2018 that were associated with indefinite-lived intangible assets that were sold as part of our Commercial Product Portfolio Transaction. The tax benefit for the three months ended March 31, 2018, prior to the application of intraperiod tax allocation guidance was zero.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

11. DISCONTINUED OPERATIONS
Overview
On March 1, 2019, we completed the Commercial Product Portfolio Transaction -- see Note 1(b) (as we first announced on January 17, 2019 on Form 8-K, upon the signing of a definitive asset purchase agreement).
In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operation, as well as the assets and liabilities connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet.
Condensed Consolidated Statement of Operations
The following table presents the various elements of “income from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Product sales, net	$14,183	$28,111
License fees and service revenue	290	2,384
Total revenues	$14,473	$30,495
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	3,168	6,813
Selling, general and administrative	5,951	7,488
Research and development	2,536	4,530
Amortization of intangible assets	1,248	6,947
Restructuring - employee severance (Note 12)	6,297	—
Total operating costs and expenses	$19,200	$25,778
Loss from discontinued operations	$(4,727)	$4,717
Other income (expense):
Change in fair value of contingent consideration	(1,478)	(291)
Gain on sale of Commercial Product Portfolio*	33,644	—
Total other income (expense)	$32,166	$(291)
Income from discontinued operations before income taxes	27,439	4,426
Provision for income taxes from discontinued operations**	(6,774)	(1,070)
Income from discontinued operations, net of income taxes	$20,665	$3,356
*This pre-tax gain on sale represents the $158.8 million proceeds from the Commercial Product Portfolio Transaction less our $121.2 book value of transferred net assets (inclusive of assumed liabilities) to Acrotech on the March 1, 2019 closing date, less legal and banker fees for the three months ended March 31, 2019 aggregating $3.9 million.
**This income tax provision represents an allocation of taxes as required under intraperiod allocation guidance (see Note 10). Due to our aggregate net operating loss-carryforwards, no federal or state income tax payments are expected to be made relating to our current year activity, inclusive of our gain on sale of the Commercial Product Portfolio.
Condensed Consolidated Balance Sheets
Accounts receivable derived from our product sales on and prior to February 28, 2019 was not transferred to Acrotech as part of Commercial Product Portfolio Transaction, nor were our GTN liabilities and trade accounts payable assumed by Acrotech that were associated with our commercial activities on and prior to February 28, 2019 (see Note 3(g)). Accordingly, these specific assets and liabilities remain presented within “accounts receivable, net of allowance for doubtful accounts” and “accounts payable and other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The following table presents a summary of our “discontinued operations, assets” and “discontinued operations, liabilities” as of December 31, 2018 within the accompanying Condensed Consolidated Balance Sheets (representing those assets and liabilities transferred to Acrotech as part of the Commercial Product Portfolio Transaction):

December 31, 2018
Inventories	$3,550
Prepaid expenses and other assets	2,005
Discontinued operations, current assets	$5,555

Intangible assets, net of accumulated amortization	111,594
Goodwill	18,061
Other assets	2,970
Discontinued operations, non-current assets	$132,625

FOLOTYN development liability	2,311
Discontinued operations, current liabilities	$2,311

FOLOTYN development liability, less current portion	9,686
Acquisition-related contingent obligations	4,345
Discontinued operations, non-current liabilities	$14,031
Condensed Consolidated Statement of Cash Flows
The following table presents significant non-cash items for our discontinued operations that are included as adjustments in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization	$1,263	$6,969
Stock-based compensation	$3,405	$1,593
Change in fair value of contingent consideration	$1,478	$291

12. RESTRUCTURING COSTS RELATED TO SALE OF COMMERCIAL PRODUCT PORTFOLIO
Employee Severance
On March 1, 2019, we completed the Commercial Product Portfolio Transaction (see Note 1(b)) and 88 of our employees were (1) terminated at closing or (2) given notice of their May 31, 2019 termination date and asked to provide transition services for the benefit of Acrotech (as provided by an agreement with Acrotech entered into contemporaneously with our sale). For the three months ended March 31, 2019, we recognized $0.2 million of income for services rendered to Acrotech for this transition services agreement.
The employees in (1) above were entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options. For the three months ended March 31, 2019, we fully recognized the aggregate value of $8.3 million for this severance benefit, of which $6.3 million, $1.5 million, and $0.5 million is included on the accompanying Condensed Consolidated Statements of Operations within “income from discontinued operations, net of income taxes” (see Note 11), “selling, general, and administrative” expenses and “research and development” expenses, respectively.
The employees in (2) above are also entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options, though on May 31, 2019. The aggregate value of these one-time cash payments and stock-

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

based award accelerations is $0.6 million. Due to the ongoing service requirements of these employees, we are amortizing this value through expense on a ratable basis beginning March 1, 2019 through May 31, 2019. For the three months ended March 31, 2019, we recognized $0.2 million for this severance benefit and is included within “selling, general, and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations, and within “accrued payroll and benefits” and “additional paid-in capital” (for stock-based awards) on the accompanying Condensed Consolidated Balance Sheets. We will recognize the remaining $0.4 million within “selling, general, and administrative” expense through May 31, 2019.
The unpaid cash severance for our former employees was $1.1 million at March 31, 2019, of which $0.4 million is reported within “discontinued operations, current liabilities” and $0.7 million is recorded within “accrued payroll and benefits” on the accompanying Condensed Consolidated Balance Sheets.

13. SUBSEQUENT EVENT
In-License Agreement with ImmunGene
On April 15, 2019 we executed a license agreement with ImmunGene, Inc. (“ImmunGene”) for two innovative early stage drugs, and an exclusive license for the intellectual property related to the FIT antibody-interferon fusion technology drug delivery platform. The first drug is an antibody-interferon fusion molecule directed against CD20 (Anti-CD20-IFNá), and is in Phase 1 development for treating relapsed or refractory non-Hodgkin lymphoma, including diffuse large b-cell lymphoma patients (representing a considerable unmet medical need). The second drug is an antibody-interferon fusion molecule directed against GRP94, a target for which currently there are no existing approved therapies, and has the potential for treating both solid and hematologic malignancies. Under the terms of this agreement, we received the exclusive rights to commercialize these drugs for any indication, and are financially responsible for the clinical and regulatory development programs.
We are contractually obligated to make an upfront payment of approximately $3.0 million to ImmunGene, in addition to further contractual payments upon our achievement of certain regulatory and sales milestones, and royalties on our net sales of each drug.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

•	our ability to successfully develop, obtain regulatory approval, and market our products;

•	the approval, or timing of approval, of our products or new indications for our products by the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies;

•	the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;

•	our ability to maintain sufficient cash resources to fund our business operations;

•	our competitors’ progress with their drug development programs, which could adversely impact the perceived or actual value of our in-development drugs;

•	the ability of our manufacturing partners to meet our product demands and timelines;

•	our ability to identify and acquire new product candidates and to successfully integrate those product candidates into our operations;

•	our ability to protect our intellectual property rights;

•	the impact of legislative or regulatory reform on the pricing for pharmaceutical products;

•	the impact of any litigation to which we are, or may become a party;

•
our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries; and

•	our ability to maintain the services of our key executives and other personnel.
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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial and marketing capabilities upon product launch.

We have two drugs in late-stage and active development:

•	Poziotinib, a novel pan-HER inhibitor used in the investigation for non-small cell lung cancer (“NSCLC”) tumors with either EGFR or HER2 exon 20 insertion mutations; and

•	ROLONTIS, a novel long-acting granulocyte colony-stimulating analog for chemotherapy-induced neutropenia.

Our business strategy is to further the development of our late-stage assets through commercialization and acquire new assets through partnerships or acquisitions.
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the three months ended March 31, 2019, we made a strategic shift in our business through the sale of our legacy commercialized drug portfolio. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
Sale of Our Commercial Product Portfolio:
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including: FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon the closing of the Commercial Product Portfolio Transaction, we received $158.8 million in an upfront cash payment (of which $4 million is held in escrow).We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to this Product Portfolio.
Poziotinib, an irreversible tyrosine kinase inhibitor:
In September 2018, we announced preliminary poziotinib data from the University of Texas, MD Anderson Cancer Center ("MD Anderson") Phase 2 NSCLC study which were released during an oral presentation at the IASLC 19th World Conference on Lung Cancer. The MD Anderson study is the single largest data set of patients with an exon 20 mutation in EGFR or HER2.  This Phase 2 study demonstrated high anti-tumor activity for poziotinib in metastatic, heavily pretreated EGFR exon 20 mutant NSCLC, a group for which no targeted agents have proved to be effective to date. This data is summarized below:

•	In 44 evaluable patients with EGFR exon-20 mutations, the confirmed overall response rate was 43% and disease control rate was 90%. Median progression free survival was 5.5 months.

•	In evaluable patients with HER2 exon-20 mutations, the confirmed overall response rate was 42% and disease control rate was 83%. Median progression free survival was 5.1 months.

•
EGFR-related toxicities (including rash, diarrhea, and paronychia) were manageable and required dose reductions in 60% of patients. Discontinuation due to poor tolerance was rare (approximately 3% of patients).

On January 2, 2019, we announced full enrollment of cohort 1 (N=87) for previously treated NSCLC patients with EGFR exon 20 insertion mutations with sites across the U.S., Europe, and Canada. The EGFR previously treated cohort is part of the ZENITH20 trial - an open-label, multi-center, global Phase 2 trial evaluating NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Top-line results from this cohort are expected to be released during the second half of 2019.
ROLONTIS, a novel long-acting G-CSF:
We submitted our Biologics License Application ("BLA") with the FDA in December 2018. In March 2019, we voluntarily withdrew this BLA due to the FDA’s request for additional manufacturing-related information for ROLONTIS and the time required to complete this documentation. However, the FDA did not cite concerns related to the pre-clinical and clinical modules of the BLA or the need for additional clinical studies. We plan to resubmit a revised BLA as soon as possible.
CHARACTERISTICS OF OUR REVENUE AND EXPENSES
See Item 7. Characteristics of Our Revenue and Expenses of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:

•	Revenue recognition;

•	Income taxes;

•	Stock-based compensation; and

•	Litigation accruals (as required)

RESULTS OF OPERATIONS
Operations Overview – Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Revenues (Note 1(b))	$—	$—
Operating costs and expenses:
Selling, general and administrative	15,952	16,616
Research and development	21,886	13,365
Total operating costs and expenses	37,838	29,981
Loss from continuing operations	(37,838)	(29,981)
Interest expense, net	1,061	(230)
Other (expense) income, net	(11,285)	9,972
Loss before income taxes from continuing operations	(48,062)	(20,239)
Benefit for income taxes from continuing operations	8,242	1,067
Loss from continuing operations	(39,820)	(19,172)
Income from discontinued operations, net of income taxes	20,665	3,356
Net loss	$(19,155)	$(15,816)
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
Operating Expenses

	Three months ended March 31,
	2019	2018	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$16.0	$16.6	$(0.6)	(3.6)%
Research and development	21.9	13.4	8.5	63.4%
Total operating costs and expenses	$37.9	$30.0	$7.9	26.3%
Selling, General and Administrative. Selling, general and administrative expenses decreased $0.6 million, primarily due to $2.4 million decrease in legal fees (substantially related to non-recurring legal expense associated with the termination of our former chief executive officer), partially offset by $1.5 million of personnel severance expense in the current period related to the Commercial Product Portfolio sale (see Note 12 to the accompanying Condensed Consolidated Financial Statements).
Research and Development. Research and development expenses increased by $8.5 million in the current period primarily due to $9.1 million of additional manufacturing, development, and consulting costs associated with ROLONTIS, and $3.2 million increase of clinical and development initiatives for poziotinib. These increases were partially offset by a (i) $2.6 million decrease in ROLONTIS clinical trial expenses with the completion of the ADVANCE and RECOVER clinical studies in the first-half of 2018 and (ii) $1.9 million pending refund of FDA filing fees for our voluntary withdrawal of the ROLONTIS BLA in March 2019.
Total Other (Expense) Income

	Three months ended March 31,
	2019	2018	$ Change	% Change
	($ in millions)
Total other (expense) income	$(10.2)	$9.7	$(19.9)	205.2%
Total Other (Expense) Income. Total other expense increased by $19.9 million primarily due to (i) $12.2 million unrealized loss for the mark-to-market of our CASI equity securities in the current period (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements), as compared to a $10.2 unrealized gain in the prior year period. The recognized expense from this decline in CASI stock value was partially offset in the current period by (i) $0.9 million decrease in interest expense due to the December 2018 maturity of our 2013 Convertible Notes (see Note 8), (ii) $0.4 million increase in interest income on our our money-market account (see Note 3(a)), (iii) $0.7 million increase in other income due to an increase in the value of deferred compensation plan assets (see Notes 3(e) and 3(i)), and (iv) $0.2 million of income for services rendered to Acrotech as part of a transition services agreement (see Note 12).
Income Taxes

	Three months ended March 31,
	2019	2018	$ Change	% Change
	($ in millions)
Benefit for income taxes from continuing operations	$8.2	$1.1	$7.1	645.5%
For the three months ended March 31, 2019 and 2018, we reported pre-tax income from discontinued operations and pre-tax losses from continuing operations. This requires the application of intraperiod tax allocation guidance (see Note 10 to the accompanying Condensed Consolidated Financial Statements). The resulting presentation is a “benefit from income taxes from continuing operations” and “provision for income taxes from discontinued operations” (see Note 11) for the three months ended March 31, 2019 and 2018.
LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands, except financial metrics data)
Cash, cash equivalents, marketable securities, and restricted cash	$309,881	$203,988	$231,916
Accounts receivable, net	$14,936	$29,873	$33,375
Total current assets	$340,238	$250,688	$277,028
Total current liabilities	$70,320	$86,474	$93,422
Working capital surplus (a)	$269,918	$164,214	$183,606
Current ratio (b)	4.8	2.9	3.0

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $40.1 million for the three months ended March 31, 2019, as compared to $26.7 million in the prior year period. For the three months ended March 31, 2019 and 2018, our cash collections from customers totaled $27.2 million and $32.4 million, respectively. For the three months ended March 31, 2019 and 2018, our cash payments for products, services, chargebacks, and rebates to our employees, vendors, and product end-users totaled $72.6 million and $60.4 million, respectively.
Net Cash Provided by Investing Activities

Net cash provided by investing activities was $158.5 million for the three months ended March 31, 2019, as compared to $4.1 million during the prior year period. The cash provided by investing activities for the three months of 2019 substantially relates to $158.8 million of proceeds received from the sale of our Commercial Product Portfolio (see Note 11 to the accompanying Condensed Consolidated Financial Statements).
Net Cash Provided by (Used In) Financing Activities
Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2019, as compared to net cash used in financing activities of $21.1 million in the prior year period. Our cash provided by financing activities during the first three months of 2019 relates to $0.8 million of proceeds from the issuance of common stock because of the exercise of employee stock options. In the prior year, we operated as the counterparty when our employees exercised stock options or had RSA vesting, concurrently retired such shares, and made tax remittances on behalf of these employees.
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
We believe that our $310 million in aggregate cash and equivalents, marketable securities, and restricted cash as of March 31, 2019 will allow us to fund our current and planned operations into 2020. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital on terms favorable to us or our current stockholders, if at all.

Proceeds From the Commercial Product Portfolio Transaction
On March 1, 2019, we completed the sale of our commercialized Product Portfolio to Acrotech (See Note 1(b)) to the accompanying Condensed Consolidated Financial Statements). Upon the closing of the Commercial Product Portfolio Transaction, we received $158.8 million in an upfront cash payment (of which $4 million is held in escrow). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to the Commercial Product Portfolio.
We are using the proceeds from the Commercial Product Portfolio Transaction to advance our in-development drug pipeline, as well as providing for our general working capital requirements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives (except for a certain forward-sale contract for our equity holdings in CASI -- see Note 7). In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
On March 1, 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Product Portfolio (as previously disclosed in Note 17(b) and our Contractual Obligations table (for applicable “purchase orders” and “contingent milestone obligations” and “drug development liability”) within Item 7 to our 2018 Annual Report on Form 10-K) were transferred to Acrotech at closing.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates, credit ratings and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2019, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time-to-time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly-rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate such risk by maintaining a limited portion of our cash in Euros.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations of the Effectiveness of Internal Controls
An internal control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. Because of inherent limitations in any control system, no evaluation can provide absolute assurance that all control issues within a company have been detected. We continuously seek to improve the efficiency and effectiveness of our business operations and accompanying internal controls.

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

Certain of the legal proceedings in which we are involved are discussed in Note 9(g), “Financial Commitments & Contingencies and Key License Agreements,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.
ITEM 1A.    RISK FACTORS
As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019, except as included below:

We currently generate no revenue from commercial sales and the proceeds from our recent asset sale may not be sufficient to sustain our business operations.

We recently completed the sale of our seven FDA-approved hematology/oncology products in the Commercial Product Portfolio Transaction. These product sales and royalties represented all of our revenue from commercial operations. We will not generate any further revenue until our pipeline products, including the late-stage development products poziotinib and ROLONTIS, are approved for commercial sale by the FDA and/or other regulatory agencies. There is no guarantee as to when, if ever, our pipeline products will be approved for commercial sale. Accordingly, while we have significant capital resources from this recent sale, we may need to raise additional capital to fund our business operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, it could result in further dilution to our stockholders and adversely impact our stock price.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed Herewith
1.2	At Market Issuance Sales Agreement, dated April 5, 2019, between Spectrum Pharmaceuticals, Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co. LLC, and B. Riley FBR, Inc.	S-3ASR	333-230821	1.2	4/5/2019
2.1	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobino Pharma USA, Inc.	8-K	001-35006	10.1	1/17/2019
3.1	Restated Certificate of Incorporation.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws	8-K	001-35006	3.1	3/29/2018
4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and Computershare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent	8-K	001-35006	4.1	12/13/2010
4.2	First Amendment to Rights Agreement, dated as of October 13, 2017, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	10/13/2017
4.3	Second Amendment to Rights Agreement, dated as of March 27, 2018, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	3/29/2018
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 9, 2019	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)