Form 10-Q
period 2019-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2019-08-09
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35006

SPECTRUM PHARMACEUTICALS INC
(Exact name of registrant as specified in its charter)

Delaware	93-0979187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11500 South Eastern Avenue	Suite 240	Henderson	Nevada	89052
(Address of principal executive offices)				(Zip Code)

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
As of July 31, 2019, 112,855,657 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$118,251	$157,480
Restricted cash	4,020	—
Marketable securities	160,134	46,508
Accounts receivable, net of allowance for doubtful accounts of $67 and $67, respectively	2,542	29,873
Other receivables	10,229	3,698
Prepaid expenses and other assets	10,839	7,574
Discontinued operations, current assets (Note 11)	—	5,555
Total current assets	306,015	250,688
Property and equipment, net of accumulated depreciation	4,534	385
Other assets	8,277	7,188
Facility and equipment under lease	3,842	—
Discontinued operations, non-current assets (Note 11)	—	132,625
Total assets	$322,668	$390,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$44,455	$69,460
Accrued payroll and benefits	5,262	9,853
Contract liabilities	7,245	4,850
Discontinued operations, current liabilities (Note 11)	—	2,311
Total current liabilities	56,962	86,474
Deferred tax liabilities	—	1,469
Other long-term liabilities	10,923	5,650
Discontinued operations, non-current liabilities (Note 11)	—	14,031
Total liabilities	67,885	107,624
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 112,684,387 and 110,525,141 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	112	110
Additional paid-in capital	905,871	886,740
Accumulated other comprehensive loss	(3,764)	(3,702)
Accumulated deficit	(647,436)	(599,886)
Total stockholders’ equity	254,783	283,262
Total liabilities and stockholders’ equity	$322,668	$390,886
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues (Note 1(b))	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	17,230	16,391	33,182	33,007
Research and development	16,982	16,595	38,868	29,960
Total operating costs and expenses	34,212	32,986	72,050	62,967
Loss from continuing operations	(34,212)	(32,986)	(72,050)	(62,967)
Other income (expense):
Interest income (expense), net	1,495	(242)	2,556	(473)
Other income (expense), net	3,722	48,492	(7,563)	58,463
Total other income (expense)	5,217	48,250	(5,007)	57,990
(Loss) income from continuing operations before income taxes	(28,995)	15,264	(77,057)	(4,977)
Benefit (provision) for income taxes from continuing operations	212	(370)	8,454	698
(Loss) income from continuing operations	$(28,783)	$14,894	$(68,603)	$(4,279)
Income (loss) from discontinued operations, net of income taxes (Note 11)	388	(1,150)	21,053	2,205
Net (loss) income	$(28,395)	$13,744	$(47,550)	$(2,074)

Basic (loss) income per share:
(Loss) income per common share from continuing operations	$(0.26)	$0.15	$(0.63)	$(0.04)
Income (loss) per common share from discontinued operations	—	(0.01)	0.19	0.02
Net (loss) income per common share	$(0.26)	$0.13	$(0.43)	$(0.02)

Diluted (loss) income per share:
(Loss) income per common share from continuing operations	$(0.26)	$0.14	$(0.63)	$(0.04)
Income (loss) per common share from discontinued operations	—	(0.01)	0.19	0.02
Net (loss) income per common share	$(0.26)	$0.13	$(0.43)	$(0.02)

Weighted average shares outstanding:
Basic	110,345,135	102,597,059	109,744,405	101,747,416
Diluted	110,345,135	112,617,150	109,744,405	101,747,416
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(28,395)	$13,744	$(47,550)	$(2,074)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of income tax expense of $33 thousand, $0, and $33 thousand, $0 for the three and six months ended June 30, 2019 and 2018, respectively.	100	—	100	—
Foreign currency translation adjustments	228	(2,269)	(162)	(1,876)
Other comprehensive income (loss)	328	(2,269)	(62)	(1,876)
Total comprehensive (loss) income	$(28,067)	$11,475	$(47,612)	$(3,950)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	110,525,141	$110	$886,740	$(3,702)	$(599,886)	$283,262
Net loss	—	—	—	—	(19,155)	(19,155)
Other comprehensive loss, net	—	—	—	(390)	—	(390)
Employee stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock to 401(k) plan for employee match	47,347	—	519	—	—	519
Issuance of common stock upon exercise of stock options	146,785	—	831	—	—	831
RSA grants, net of forfeitures	259,539	1	—	—	—	1
Issuance of common stock upon vesting of RSUs	233,760	—	—	—	—	—
Balance as of March 31, 2019	111,212,572	$111	$895,571	$(4,092)	$(619,041)	$272,549
Net loss	—	—	—	—	(28,395)	(28,395)
Other comprehensive income, net	—	—	—	328	—	328
Employee stock-based compensation expense	—	—	4,814	—	—	4,814
Issuance of common stock to 401(k) plan for employee match	24,382	—	205	—	—	205
Issuance of common stock for ESPP	60,606	—	444	—	—	444
Issuance of common stock upon exercise of stock options	504,226	—	3,023	—	—	3,023
RSA grants, net of forfeitures	651,072	1	—	—	—	1
Issuance of common stock upon vesting of RSUs	10,000	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement (Note 13)	221,529	—	1,814	—	—	1,814
Balance as of June 30, 2019	112,684,387	$112	$905,871	$(3,764)	$(647,436)	$254,783
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONTINUED
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	100,742,735	$100	$837,347	$15,999	$(502,107)	$351,339
Net loss	—	—	—	—	(15,816)	(15,816)
Cumulative-effect adjustment of ASU 2016-01 adoption (Note 3(a))	—	—	—	(17,211)	17,211	—
Cumulative-effect adjustment of Topic 606 adoption (Note 2(i))	—	—	—	—	4,678	4,678
Foreign currency adjustment related to adoptions of ASU 2016-01 and Topic 606	—	—	—	—	342	342
Other comprehensive income, net	—	—	—	393	—	393
Employee stock-based compensation expense	—	—	4,144	—	—	4,144
Issuance of common stock to 401(k) plan for employee match	16,834	—	334	—	—	334
Issuance of common stock upon exercise of stock options	5,793,413	6	41,417	—	—	41,423
RSA grants, net of forfeitures	614,035	—	—	—	—	—
Retirement of RSAs and shares as part of stock option cashless exercises to satisfy employee tax withholdings	(3,463,873)	(3)	(62,541)	—	—	(62,544)
Issuance of common stock upon vesting of RSUs	200,652	—	—	—	—	—
Issuance of common stock upon exercise of warrants	31,602	—	—	—	—	—
Balance as of March 31, 2018	103,935,398	$103	$820,701	$(819)	$(495,692)	$324,293
Net income (loss)	—	—	—	—	13,744	13,744
Other comprehensive loss, net	—	—	—	(2,269)	—	(2,269)
Employee stock-based compensation expense	—	—	4,461	—	—	4,461
Issuance of common stock to 401(k) plan for employee match	14,736	—	272	—	—	272
Issuance of common stock for ESPP	45,543	—	734	—	—	734
Issuance of common stock upon exercise of stock options	732,694	—	2,884	—	—	2,884
RSA grants, net of forfeitures	176,954	—	—	—	—	—
Issuance of common stock upon exercise of warrants	225,278	—	—	—	—	—
Balance as of June 30, 2018	105,130,603	$103	$829,052	$(3,088)	$(481,948)	$344,119
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Loss from continuing operations	$(68,603)	$(4,279)
Income from discontinued operations, net of income taxes (Note 11)	21,053	2,205
Net loss	(47,550)	(2,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,400	13,993
Stock-based compensation (Note 4)	13,019	9,211
Gain on Commercial Product Portfolio Transaction (Note 11)	(33,644)	—
Non-cash lease expense (Note 9(a))	874	—
Unrealized gain on available-for-sale securities (Note 3(a))	133	—
Amortization of discount on available-for-sale securities (Note 3(a))	(331)	—
Income tax recognition on unrealized gain on available-for-sale securities	(33)	—
Realized gain on sale of CASI stock (Note 7)	(2,674)	—
Unrealized loss (gain) on marketable securities (Note 3(a))	11,758	(58,634)
Unrealized gains from transactions denominated in foreign currency	(5)	10
Deferred tax liabilities	(1,469)	9
Change in fair value of contingent consideration (Note 9(b))	1,478	483
Accretion of debt discount on 2018 Convertible Notes, recorded to interest expense	—	1,079
Amortization of deferred financing costs on 2018 Convertible Notes, recorded to interest expense	—	124
Change in cash surrender value of corporate-owned life insurance policy	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	27,314	5,087
Other receivables	(6,535)	(781)
Inventories	(2,037)	816
Prepaid expenses and other assets	(3,164)	1,167
Other assets	(1,087)	3,451
Accounts payable and other accrued obligations	(33,438)	(8,210)
Accrued payroll and benefits	(4,592)	(4,314)
FOLOTYN development liability	(4)	(195)
Contract liabilities (Note 3(h))	2,395	—
Other long-term liabilities	1,843	(464)
Net cash used in operating activities	(76,349)	(39,247)
Cash Flows From Investing Activities:
Proceeds from Commercial Product Portfolio Transaction (Note 1(b))	158,765	—
Proceeds from sale of CASI stock (Note 7)	5,074	—
Purchase of available-for-sale securities (Note 3(a))	(127,564)	—
Purchases of property and equipment (Note 3(b))	(1,241)	(46)
Proceeds from redemption of corporate-owned life insurance policy	—	4,130
Net cash provided by investing activities	35,034	4,084
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options	3,854	4,804
Proceeds from sale of common stock under an at-the-market sales agreement (Note 13)	1,814	—
Proceeds from sale of stock under our employee stock purchase plan	444	734
Proceeds from employees, for our remittance to tax authorities, upon vesting of restricted stock and exercises of stock options	—	4,645
Payments to tax authorities upon employees' surrender of restricted stock at vesting and exercises of stock options	—	(27,686)
Net cash provided by (used in) financing activities	6,112	(17,503)
Effect of exchange rates on cash, cash equivalents and restricted cash	(6)	(286)
Net decrease in cash, cash equivalents and restricted cash	(35,209)	(52,952)
Cash, cash equivalents and restricted cash—beginning of period	157,480	227,323
Cash, cash equivalents and restricted cash—end of period	$122,271	$174,371
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under lease	$921	$—
Cash paid for income taxes	$33	$27
Cash paid for interest	$—	$558
Noncash investing activities:
Additions of property and equipment that remain in accounts payable (Note 3(b))	$3,209	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have a full in-house development organization including clinical development, regulatory, quality and data management capabilities, as well as commercial and marketing capabilities upon product launch.
We have two drugs in late-stage development:

•	Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations; and

•	ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia.
We have a technology platform that enables the fusion of an interferon-alpha with a monoclonal anti-body:

•
Anti-CD20-IFNa, the first antibody-interferon fusion molecule directed against CD20 from this platform that is in Phase 1 development for treating relapsed or refractory Non-Hodgkin Lymphoma patients (including diffuse large b-cell lymphoma).

Our business strategy is to develop our late stage assets through commercialization, while sourcing additional assets that are synergistic with our existing portfolio through acquisitions, in-licensing, or co-development and marketing arrangements.
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and six months ended June 30, 2019 and 2018 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2019 and 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on February 28, 2019).
Discontinued Operations - Sale of our Commercial Product Portfolio
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment (of which $4 million is held in escrow). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
These Condensed Consolidated Financial Statements are recast for all periods presented to reflect the sale of the assets and liabilities associated with our Commercial Product Portfolio, as well as the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” - see Note 11. We have presented our face financial statements in general conformity with our historical format, even where presented values are $-0- within continuing

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

operations due to required discontinued operations classification for all periods presented. We believe this format provides increased clarity and comparability with our previously filed financial statements, as well as our expectation that these financial statement captions and associated footnote disclosures will remain relevant to our future business activities.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. In May 2019, we dissolved Spectrum Pharma Canada, previously consolidated as a “variable interest entity” (as defined under applicable GAAP).
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three and six months ended June 30, 2019 and 2018, all of our revenue and operating costs and expenses were solely attributable to these activities (and as applicable, currently and retrospectively classified as “discontinued” within the accompanying Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations - see Note 11). All of our assets are held in the U.S, except for cash held in certain foreign bank accounts.
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
    These five elements, as applied to each of our revenue categories, are summarized below:
(a) Product Sales: We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers). Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.
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
These GTN estimate categories (that comprise our GTN liabilities within Note 3(g)) are each discussed below:
Product Returns Allowances: Our customers are contractually permitted to return certain purchased products within the contractual allowable time before/after its expiration date. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns using our historical return rates. Returned product is typically destroyed since substantially all are due to its expiry and cannot be resold.
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
Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers/distributors of our products for various commercial services including: contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of our applicable sales.
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
(iii) Marketable Securities
Our marketable securities consist of our holdings in equity securities, mutual funds, bank certificates of deposit (“Bank CDs”), government-related debt securities, and corporate debt securities. Since we classify these investments as “available-for-sale” any (1) realized gains (losses) or (2) unrealized gains (losses) on these securities are respectively recognized in (1) “other income (expense), net” on the accompanying Condensed Consolidated Statements of Operations, or recognized in (2) “accumulated other comprehensive loss as a separate component of stockholder’s equity on the accompanying Condensed Consolidated Statements of Stockholders’ Equity.
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
Manufacturing costs of drug products that are pending U.S. Food and Drug Administration (“FDA”) approval are exclusively recognized through “research and development” expense on the accompanying Condensed Consolidated Statements of Operations.
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
With regard to (a)-(d) above: we estimate forfeiture rates based on our employees’ overall forfeiture history, which we believe will be representative of future results. We estimate the expected term of stock options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of our common stock for a look-back period that

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

corresponds with the expected term. We estimate the risk-free interest rate based upon the U.S. Department of the Treasury yields in effect at award grant, for a period equaling the expected term of the stock option.
(vii) Basic and Diluted Net (Loss) Income per Share
We calculate basic and diluted net (loss) income per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only dilutive stock options, warrants, and other common stock equivalents outstanding during the period.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit (provision) for income taxes from continuing operations” within the accompanying Condensed Consolidated Statements of Operations for the period in which we received the notice.
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
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

As of June 30, 2019 and December 31, 2018, our “cash and cash equivalents” were held with major financial institutions. As of June 30, 2019, our “marketable securities” include our equity holdings in CASI Pharmaceuticals, Inc. (“CASI”), mutual funds, government-related debt securities, corporate debt securities, and bank certificates of deposits (“bank CDs”).
We maintain cash balances in excess of federally insured limits with select financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and other third parties insure these deposits. However, these cash deposits are not insured against the possibility of a complete loss of principal and are inherently subject to the credit risk of the corresponding financial institution.
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities received from our strategic partners in connection with licensing arrangements, as discussed in Note 7).

The carrying amount of our equity securities, money market funds, and Bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs – see Note 2(x)) because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of June 30, 2019, none of the securities that we hold were in an unrealized loss position with respect to our cost basis.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Foreign Currency Translation	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
June 30, 2019
Equity securities* (see Note 7)	$8,710	$(4,678)	$28,121	$32,153	$—	$32,153
Money market funds	72,384	—	—	72,384	72,384	—
Government-related debt securities**	104,440		95	104,535	7,497	97,038
Corporate debt securities**	39,818	—	25	39,843	15,484	24,359
Bank deposits	22,886	—	—	22,886	22,886	—
Bank CDs	6,571	—	13	6,584	—	6,584
Total cash and cash equivalents and marketable securities	$254,809	$(4,678)	$28,254	$278,385	$118,251	$160,134
December 31, 2018
Equity securities* (see Note 7)	$8,710	$(2,168)	$39,880	$46,422	$—	$46,422
Money market funds	142,745	—	—	142,745	142,745	—
Bank deposits	14,735	—	—	14,735	14,735	—
Bank CDs	86	—	—	86	—	86
Total cash and cash equivalents and marketable securities	$166,276	$(2,168)	$39,880	$203,988	$157,480	$46,508

* Beginning January 1, 2018, under the requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, the unrealized gain (loss) on our CASI equity securities are recognized as an increase (decrease) to “other income (expense), net” on the Condensed Consolidated Statements of Operations (rather than through “other comprehensive income (loss)” on the Condensed Consolidated Statements of Comprehensive (Loss) Income). Our adoption of ASU 2016-01 on January 1, 2018 resulted in a $17.2 million cumulative-effect adjustment, net of income tax, reported as a decrease to “accumulated other comprehensive loss” and a decrease to “accumulated deficit” on the accompanying Condensed Consolidated Balance Sheets. Our unrealized gain (loss) on these equity securities for the three and six months ended June 30, 2019 was $0.4 million and $(11.8) million, respectively, as reported in “other income (expense), net” on the accompanying Condensed Consolidated Statements of Operations.
** Beginning in the second quarter of 2019, we purchased government and corporate debt securities. We have classified these as “available-for-sale” since we may redeem or sell these investments before their stated maturity to fund our operations. Under the requirements of ASC 320, Investments - Debt and Equity Securities: (i) we record these securities at initial “book value” and then amortize, through maturity, the determined “discount” or “premium” within “interest income” on the accompanying Condensed Consolidated Statements of Operations, and (ii) we recognize the “unrealized gains” of these securities (i.e., June 30, 2019 fair value versus amortized book value) as a separate component of “accumulated other comprehensive income (loss)” on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2019.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(b) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	June 30, 2019	December 31, 2018
Manufacturing equipment*	$3,654	$—
Computer hardware and software	3,449	3,079
Laboratory equipment	670	635
Office furniture	335	212
Leasehold improvements	2,957	2,957
Property and equipment, at cost	11,065	6,883
(Less): Accumulated depreciation	(6,531)	(6,498)
Property and equipment, net of accumulated depreciation	$4,534	$385

*This new account was created for our current period and future equipment purchases for ROLONTIS production through our contract manufacturer.
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three and six months ended June 30, 2019 and 2018, was $0.1 million, $0.1 million, $0.1 million and $0.1 million respectively.
(c) Prepaid Expenses and Other Assets
“Prepaid expenses and other assets” consists of the following:

	June 30, 2019	December 31, 2018
Deposits	$10,549	$6,792
Prepaid insurance	290	782
Prepaid expenses and other assets	$10,839	$7,574

(d) Other Receivables
“Other receivables” consists of the following:

	June 30, 2019	December 31, 2018
Insurance receivable*	$5,674	$206
Other miscellaneous receivables (including Medicaid rebate credits and royalty receivables from licensees)	1,926	1,189
Secured promissory note (see Note 7)	1,528	1,525
Income tax receivable - current portion	632	643
Interest receivable from marketable securities (see Note 3(a))	414	—
Reimbursements due from development partners for incurred research and development expenses	55	135
Other receivables	$10,229	$3,698

*This insurance receivable balance represents legal fees and pending settlement offers that are expected to be reimbursed by our insurance carriers.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(e) Other Assets
“Other assets” consists of the following:

	June 30, 2019	December 31, 2018
Key employee life insurance – cash surrender value associated with deferred compensation plan (Note 9(f))	$7,410	$6,274
Income tax receivable - non-current portion*	668	668
Research & development supplies and other	199	246
Other assets	$8,277	$7,188
* This value represents the non-current portion of the refundable alternative minimum tax credit that is expected to be received over the next few years (see Note 10).
(f) Facility and Equipment Under Lease
“Facility and equipment under lease” consists of the following:

	June 30, 2019	December 31, 2018
Office and research facilities	$3,379	$—
Office equipment	463	—
Facility and equipment under lease (Note 9(a))	$3,842	$—

(g) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	June 30, 2019	December 31, 2018
Trade accounts payable and other	$33,593	$44,919
Lease liability - current portion (Note 9(a))	642	—
Accrued commercial/Medicaid rebates	3,526	8,371
Accrued product royalty due to licensors	235	4,337
Allowance for product returns	5,309	5,171
Accrued data and distribution fees	753	3,248
Accrued GPO administrative fees	29	296
Accrued inventory management fees	368	388
Allowance for government chargebacks	—	2,730
Accounts payable and other accrued liabilities	$44,455	$69,460

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates (see Note 2(i)) were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2017	$10,358	$5,727	$4,045
Add: GTN accruals recorded for product sales	65,751	13,962	1,700
(Less): Payments made and credits against GTN accruals	(65,008)	(15,757)	(574)
Balance as of December 31, 2018	$11,101	$3,932	$5,171
Add: GTN accruals recorded for product sales	7,252	1,197	250
(Less): Payments made and credits against GTN accruals	(14,827)	(3,979)	(112)
Balance as of June 30, 2019	$3,526	$1,150	$5,309

(h) Contract Liabilities
“Contract liabilities” consists of the following:

	June 30, 2019	December 31, 2018
Customer deposit for EVOMELA supply in China territory (see Note 7)	$7,245	$4,850
Contract liabilities	$7,245	$4,850

(i) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	June 30, 2019	December 31, 2018
Deferred compensation liability (Note 9(f))	$7,318	$5,474
Lease liability - non-current portion (Note 9(a))	3,429	—
Other tax liabilities	176	176
Other long-term liabilities	$10,923	$5,650

4. STOCK-BASED COMPENSATION
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the assigned department of the recipient. Stock-based compensation expense, included within “total operating costs and expenses” for the three and six months ended June 30, 2019 and 2018, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative	$3,675	$2,531	$7,326	$4,784
Research and development	1,344	650	2,289	1,281
Total stock-based compensation	$5,019	$3,181	$9,615	$6,065

5. NET (LOSS) INCOME PER SHARE

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Net (loss) income per share was computed by dividing net (loss) income by the weighted average number of common shares outstanding for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	110,345,135	102,597,059	109,744,405	101,747,416
Effect of dilutive securities:
2013 Convertible Notes (see Note 8)	—	3,854,959	—	—
Common stock options	—	3,870,462	—	—
Restricted stock awards	—	1,797,089	—	—
Restricted stock units	—	245,214	—	—
Common stock warrants	—	252,368	—	—
Diluted average shares outstanding	110,345,135	112,617,151	109,744,405	101,747,416
Net (loss) income as reported	$(28,395)	$13,744	$(47,550)	$(2,074)
Interest attributable to 2013 Convertible Notes	—	886	—	—
Net (loss) income for diluted earnings per share	$(28,395)	$14,630	$(47,550)	$(2,074)
Net (loss) income per share – basic	$(0.26)	$0.13	$(0.43)	$(0.02)
Net (loss) income per share – diluted	$(0.26)	$0.13	$(0.43)	$(0.02)

The below outstanding securities for the three and six months ended June 30, 2019, and the six months ended June 30, 2018 were excluded from the above calculation of net loss because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive due to our net loss per share in each respective period, as summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock options	1,099,016	—	1,467,293	4,396,587
Restricted stock awards	1,790,556	—	1,790,556	1,797,089
Restricted stock units	385,919	—	385,919	245,214
2013 Convertible Notes	—	—	—	3,854,959
Common stock warrants	—	—	—	257,039
Total	3,275,491	—	3,643,768	10,550,888

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

6. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories (see Note 2(x)):

	June 30, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities (Note 7)	$32,153	$—	$—	$32,153
Bank CDs	—	6,584	—	6,584
Mutual funds	—	30	—	30
Restricted cash	4,020	—	—	4,020
Deferred compensation investments (life insurance cash surrender value (Note 3(e))	—	7,410	—	7,410	*
Money market funds	72,384	—	—	72,384
Government-related debt securities	59,776	44,759	—	104,535
Corporate debt securities	—	39,843	—	39,843
	$168,333	$98,626	$—	$266,959
Liabilities:
Deferred compensation liability (Note 9(f))	$—	$7,433	$—	$7,433	*
	$—	$7,433	$—	$7,433

	December 31, 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$86	$—	$86
Money market funds	—	142,745	—	142,745
Equity securities (Note 7)	46,422	—	—	46,422
Mutual funds	—	78	—	78
Deferred compensation investments (life insurance cash surrender value (Note 3(e))	—	6,274	—	6,274	*
	$46,422	$149,183	$—	$195,605
Liabilities:
Deferred compensation liability (Note 9(f))	$—	$6,167	$—	$6,167	*
	$—	$6,167	$—	$6,167

* The reported amount of “deferred compensation investments” is based on the cash surrender value of life insurance policies of named current and former employees at each period-end. The reported amount of “deferred executive compensation liability” is based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.
We did not have any transfers between “Level 1” and “Level 2” (see Note 2(x)) measurement categories for any periods presented except for “money market funds” included within Level 1 as of June 30, 2019 that remain presented within Level 2 as of December 31, 2018. We believe this change is appropriate since these money market funds have quoted daily prices in active markets that are publicly accessible.
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
On March 1, 2019, we completed the Commercial Product Portfolio Transaction (see Note 1(b)) and substantially all of the contractual rights and obligations associated with these products, including the CASI Out-License, were transferred to Acrotech at closing. However, we will tentatively supply CASI with EVOMELA under an active contract not yet assumed by Acrotech (see Note 3(h)). After we fulfill this open order, Acrotech will assume all future supply of this product to CASI and we will not have any further involvement with this arrangement.

Our Ownership in CASI at June 30, 2019

Under certain conditions that expired in December 2017, we exercised our rights during 2016 and 2017 to purchase additional shares of CASI common stock at par value in order to maintain our post-investment ownership percentage. Our aggregate holding of 10.0 million CASI common shares as of June 30, 2019 represented an approximate 10.5% ownership with a fair market value of $32.2 million (see Note 3(a)). In April 2019, we completed the sale of 1.5 million of these shares under a forward-sales contract and recognized a $2.7 million gain within “other income (expense), net” within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019.
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
Components of Interest Expense on 2013 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2013 Convertible Notes.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Stated coupon interest expense	$279	$558
Amortization of debt issuance costs	62	124
Accretion of debt discount	545	1,079
Total	$886	$1,761
Effective interest rate	8.4%	8.4%

9. FINANCIAL COMMITMENTS & CONTINGENCIES AND KEY LICENSE AGREEMENTS

(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from less than one year to five years. None include any residual value guarantees, restrictive covenants, term extension, or early-termination options.

Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

measurement of our reported lease asset and liability discussed below. During the three and six months ended June 30, 2019 and 2018, we had no sublease arrangements.
Adoption of the New Lease Accounting Standard
    Beginning January 1, 2019, we adopted ASU 2016-02, Leases (“Topic 842”). Under this new lease accounting standard, we recognized a "right-of-use asset" and "lease liability" on our accompanying Condensed Consolidated Balance Sheets for all leases (except for any lease with an original term of less than 12 months). We elected the “optional transition method” upon adoption of Topic 842 and the available practical expedients. Accordingly, we did not reassess (i) lease classification (as either operating or financing) or (ii) initial direct costs for existing leases.

This reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). We recorded $4.2 million to our January 1, 2019 balance sheet for both (i) our right-of-use asset within “facility and equipment under lease” and (ii) our lease liability within “accounts payable and accrued liabilities” and “other long-term liabilities.” The recorded asset and liability associated with each lease is amortized over the respective lease term using the “effective interest rate” method.

We elected to (1) not separate “lease components” from “non-lease components” in our measurement of minimum payments for (i) facility leases and (ii) office equipment leases and (2) not recognize a lease asset and liability for a term of 12 months or less.

We recognize lease expense on a straight-line basis over the expected term of these operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2019 and 2018, this expense aggregated $0.6 million, $0.4 million, $1.1 million and $0.9 million, respectively.
Financial Reporting Captions

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases*	Condensed Consolidated Balance Sheet Caption	Balance as of June 30, 2019
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$3,842

Operating lease liabilities - current	Accounts payable and other accrued liabilities	$642
Operating lease liabilities - non-current	Other long-term liabilities	3,429
Total operating lease liabilities		$4,071
* As of June 30, 2019, we have no “finance leases” as defined in Topic 842.
Components of Lease Expense
We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statement of Operations. The components

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

of our aggregate lease expense is summarized below:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$459	$851
Variable lease cost	108	215
Short-term lease cost	15	39
Total lease cost	$582	$1,105
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of June 30, 2019	3 years	7.8%

Future Contractual Lease Payments as of June 30, 2019

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	June 30, 2019
2019 (remaining)	$775
2020	1,442
2021	1,465
2022	828
2023	87
Total future lease payments, undiscounted	$4,597
Less: Implied interest	(526)
Present value of operating lease payments	$4,071

Contractual Lease Payments as of December 31, 2018

The below is required tabular disclosure for comparative purposes with our current period-end balance sheet date above:

Operating Leases - future payments	December 31, 2018
2019	1,486
2020	1,441
2021	1,465
2022	828
2023 and thereafter	87
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
Impact of Commercial Product Portfolio Transaction on Rights and Obligations associated with the Product Portfolio
On March 1, 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Product Portfolio that were previously disclosed in Note 17(b) to our 2018 Annual Report on Form 10-K were transferred to Acrotech at closing. However, under the terms of this transaction we retained our trade “accounts receivable” and GTN liabilities included within “accounts payable and other accrued liabilities” (see Note 3(g)) associated with our product sales made on and prior to February 28, 2019.
Accordingly, these Condensed Consolidated Financial Statements are recast for all periods presented to reflect the sale of the assets and liabilities associated with our Product Portfolio, as well as the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” - see Notes 1 and 11. The most significant remaining agreements associated with our continuing operations are listed below, along with the key financial terms and our corresponding accounting and reporting conventions for each:
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
In January 2016, the first patient was dosed with ROLONTIS as part of our clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we issued 318,750 shares of our common stock to Hanmi. We are responsible for further contractual payments upon the achievement, at our expense, of a regulatory milestone for $10 million and sales milestones of up to $120 million per calendar year.
Depending on the nature of the milestone achievement we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the value within “research and development” or “cost of product sales” within Consolidated Statements of Operations. The corresponding payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(ii) Poziotinib: In-License Agreement with Hanmi and Exclusive Patent and Technology License Agreement with MD Anderson
In February 2015, we executed an in-license agreement with Hanmi for poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, (which has also shown single agent activity in the treatment of various cancer types during Phase 1 studies, including breast, gastric, colorectal, and lung cancers) and made an upfront payment for these rights.
Under the terms of this agreement, we received the exclusive rights to commercialize poziotinib, excluding Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are contractually obligated to make payments to Hanmi upon the achievement, at our expense, of various regulatory milestones aggregating $33 million and sales milestones of up to $325 million. We are also contractually obligated to pay Hanmi royalties in the low to mid-teen digits on our net sales of poziotinib, potentially reduced by royalties due to other third parties.
Depending on the nature of the milestone achievement we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the value within “research and development” or “cost of product sales” within Consolidated Statements of Operations. The corresponding payment due to this licensor will be recognized in the Consolidated

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Balance Sheets within “other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
In April 2018, we executed an exclusive patent and technology agreement for the use of poziotinib in treating patients with EGFR and HER2 exon 20 mutations in cancer and HER2 exon 19 mutations in cancer with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”) that had discovered its use in treating these patient-types (“Exon 19/20 Patients”) and made an upfront payment for these rights.
We are contractually obligated to pay nominal fixed annual license maintenance fees to MD Anderson and pay additional fees upon the achievement, at our expense, of various regulatory milestones aggregating $9 million and sales milestones of up to $30 million. We are also contractually obligated to pay MD Anderson royalties in the low single-digits on our net sales of poziotinib, potentially reduced by royalties due to other third parties.
Depending on the nature of the milestone achievement we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the value within “research and development” or “cost of product sales” within Consolidated Statements of Operations. The corresponding payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(iii) In-License Agreement with ImmunGene for FIT Drug Delivery Platform and Two Early-Stage Drugs
In April 2019, we executed an asset transfer, license, and sublicense agreement with ImmunGene, Inc. (“ImmunGene”) for an exclusive license for the intellectual property related to the Focused Interferon Therapeutics (“FIT”) drug delivery platform and two early-stage drugs: (i) Anti-CD20-IFNa, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin lymphoma, including diffuse large b-cell lymphoma patients, representing a considerable unmet medical need and (ii) an antibody-interferon fusion molecule directed against GRP94, a target for which currently there are no existing approved therapies that has the potential for treating both solid and hematologic malignancies.
We made upfront payments aggregating $2.8 million to ImmunGene and to several other third parties, all of which were recorded within “research and development” expense within our accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019. We will make further payments to ImmunGene upon our achievement, at our expense, of various regulatory milestones that aggregate $26.1 million, plus an additional $5 million milestone payment for each new indication (beyond those described above) approved for either drug in the U.S., Europe, or Japan.
Our contractual royalties to ImmunGene are in the high-single digits on our net sales of each drug, potentially reduced by our royalties due to other third parties. We are also contractually obligated to pay nominal fixed annual license maintenance fees to two FIT platform licensors.
Depending on the nature of the milestone achievement we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the value within “research and development” or “cost of product sales” within Consolidated Statements of Operations. The corresponding payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(c) Service Agreements for Research and Development Activities
We have entered into various contracts with numerous third party service providers for the execution of our research and development initiatives (to which we assign discreet project codes in order to compile and monitor such expenses). These vendors include raw material suppliers and contract manufacturers for drug products not yet FDA approved, clinical trial sites, clinical research organizations, and data monitoring centers, among others. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on the achievement of certain events specified in the agreements - such as contract execution, progress of service completion, delivery of drug supply, and the dosing of patients in clinical studies.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(d) Supply and Service Agreements Associated with Product Production
We have entered into various agreements and/or have issued purchase orders to vendors which obligate us to agreed-upon raw material purchases from certain vendors and purchase drug production services through designated contract manufacturers. These commitments do not exceed our planned commercial requirements and the contracted prices for these goods and services do not exceed current fair market values.
(e) Employment Agreements
We entered into revised employment agreements with each of our named executive officers (chief executive officer, chief operating officer, chief financial officer, chief legal officer, and chief medical officer) in April/June 2018 and June 2019, which supersede any prior Change in Control Severance Agreements with such individuals. These agreements provide for the payment of certain benefits to each executive upon his separation of employment under specified circumstances. These arrangements are designed to encourage each to act in the best interests of our stockholders at all times during the course of a change in control event or other significant transaction.
(f) Deferred Compensation Plan
The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is administered by the Compensation Committee of our Board of Directors and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
The DC Plan is maintained to provide special benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At June 30, 2019 and December 31, 2018, the aggregate value of this DC Plan liability was $7.4 million and $6.2 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
On July 23, 2019, we entered into a memorandum of understanding with these plaintiffs for a collective settlement that is pending court approval. The value of this proposed settlement is included within “other receivables” (see Note 3(d)) and “accounts payable and other accrued liabilities” on the accompanying June 30, 2019 Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

10. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes from continuing operations of $8.5 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Our ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses and the impact of the valuation allowance on our deferred tax assets.
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
The intraperiod tax allocation guidance requires that we allocate income taxes between continuing operations and other categories of earnings. When we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in discontinued operations, applicable GAAP (ASC 740-20-45-7) requires that we allocate the income tax provision to other categories of earnings (including discontinued operations), and then record a related tax benefit in continuing operations. For the six months ended June 30, 2019 and 2018, we recognized net income from discontinued operations while sustaining losses from continuing operations. Because of the required allocation, we recorded an income tax benefit for the six months ended June 30, 2019 and 2018 of $8.5 and $0.7 million, respectively, within “benefit (provision) for income taxes from continuing operations” and income tax expense of $7.0 million and $0.7 million, respectively, within “income (loss) from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Operations. For the three months ended June 30, 2019 and 2018, we recorded an income tax benefit of $0.2 million and income tax expense of $0.4 million, respectively, within “benefit (provision) for income taxes from continuing operations,” and income tax expense of $0.2 million and income tax benefit of $0.4 million, respectively, within “income (loss) from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Operations.
Our net tax benefit for the three and six months ended June 30, 2019, prior to the application of intraperiod tax allocation guidance was $0 and $1.5 million, respectively. The $1.5 million tax benefit arose from the reversal of deferred tax liabilities recorded on our Consolidated Balance Sheets as of December 31, 2018 that were associated with indefinite-lived intangible assets that were sold as part of our Commercial Product Portfolio Transaction. The tax expense for the three and six months ended June 30, 2018, prior to the application of intraperiod tax allocation guidance was $3 thousand and $6 thousand, respectively.
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
Condensed Consolidated Statement of Operations

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The following table presents the various elements of “income from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales, net***	$(1,245)	$23,753	$12,938	$51,863
License fees and service revenue	—	415	290	2,799
Total revenues	$(1,245)	$24,168	$13,228	$54,662
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	433	6,606	3,601	13,420
Selling, general and administrative	(61)	7,060	5,890	14,549
Research and development	255	4,893	2,791	9,422
Amortization of intangible assets	—	6,934	1,248	13,880
Restructuring - employee severance (Note 12)****	(2,439)	—	3,858	—
Total operating costs and expenses	$(1,812)	$25,493	$17,388	$51,271
Income (loss) from discontinued operations	$567	$(1,325)	$(4,160)	$3,391
Other (expense) income:
Change in fair value of contingent consideration	—	(192)	(1,478)	(483)
Gain on sale of Commercial Product Portfolio*	—	—	33,644	—
Total other (expense) income	$—	$(192)	$32,166	$(483)
Income (loss) from discontinued operations before income taxes	567	(1,517)	28,006	2,908
(Provision) benefit for income taxes from discontinued operations**	(179)	367	(6,953)	(703)
Income (loss) from discontinued operations, net of income taxes	$388	$(1,150)	$21,053	$2,205
*This pre-tax gain on sale represents the $158.8 million proceeds from the Commercial Product Portfolio Transaction less our $121.2 book value of transferred net assets (inclusive of assumed liabilities) to Acrotech on the March 1, 2019 closing date, less legal and banker fees for the six months ended June 30, 2019 aggregating $3.9 million.
**This income tax provision (benefit) represents an allocation of taxes as required under intraperiod allocation guidance (see Note 10). Due to our aggregate net operating loss-carryforwards, no federal or state income tax payments are expected to be made relating to our current year activity, inclusive of our recognized gain on sale of the Commercial Product Portfolio.
***The “Product sales, net” is inclusive of our commercial product sales for January and February 2019, as well as recognized EVOMELA product sales during the second quarter of 2019 to a single customer under an active contract not yet assumed by Acrotech (see Note 7). The negative revenue value for the second quarter of 2019 reflects actual government chargeback claims we received during the three months ended June 30, 2019 that were in excess of our estimated allowance for government chargebacks (see Note 3(g)).
****The “Restructuring - employee severance” negative value in the second quarter of 2019 reflects a current period reclassification to continuing operations “selling, general and administrative” and “research and development” expenses within the accompanying Statements of Operations. This $2.4 million amount was previously included within “income (loss) from discontinued operations, net of income taxes” in the first quarter of 2019.
Condensed Consolidated Balance Sheets
Accounts receivable derived from our product sales on and prior to February 28, 2019 were not transferred to Acrotech as part of Commercial Product Portfolio Transaction, nor were our GTN liabilities and trade accounts payable assumed by Acrotech that were associated with our commercial activities on and prior to February 28, 2019 (see Note 3(g)). Accordingly, these specific assets and liabilities remain presented within “accounts receivable, net of allowance for doubtful accounts” and “accounts payable and other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets.
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

Condensed Consolidated Statement of Cash Flows
The following table presents significant non-cash items for our discontinued operations that are included as adjustments in the accompanying Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2019	2018
Depreciation and amortization	$1,263	$13,925
Stock-based compensation	$3,404	$3,146
Change in fair value of contingent consideration	$1,311	$291

12. RESTRUCTURING COSTS RELATED TO SALE OF COMMERCIAL PRODUCT PORTFOLIO
Employee Severance
On March 1, 2019, we completed the Commercial Product Portfolio Transaction (see Note 1(b)) and 87 of our employees were (1) terminated March 1, 2019 or (2) given notice of May 31, 2019 termination and asked to provide transition services for the benefit of Acrotech through that date (as provided by a transition services agreement with Acrotech entered contemporaneously with our sale). For the three and six months ended June 30, 2019, we recognized $0.5 million and $0.7 million of income for services rendered to Acrotech under this agreement within “other income (expense), net” on our accompanying Condensed Consolidated Statements of Operations.
The employees in (1) above were entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options. For the six months ended June 30, 2019, we fully recognized the aggregate value of $5.1 million for this severance benefit, of which $3.9 million, $1.0 million, and $0.2 million is included on the accompanying Condensed Consolidated Statements of Operations within “income from discontinued operations, net of income taxes” (see Note 11), “selling, general, and administrative” expenses and “research and development” expenses, respectively.
The employees in (2) above were also entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options, though on May 31, 2019. The aggregate value of these one-time cash payments and stock-based award accelerations was $0.5 million. Due to then ongoing service requirements of these employees, we amortized this value through expense on a ratable basis beginning March 1, 2019 through May 31, 2019. For the three and six months ended

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

June 30, 2019, we recognized $0.3 million and $0.5 million for this severance benefit, which is included within “selling, general, and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations, and within “accrued payroll and benefits” and “additional paid-in capital” (for stock-based awards) on the accompanying Condensed Consolidated Balance Sheets.
Unpaid cash severance for our former employees was $0.4 million at June 30, 2019, and is recorded within “accrued payroll and benefits” on the accompanying Condensed Consolidated Balance Sheets.

13. STOCKHOLDERS’ EQUITY
Sale of Common Stock Under ATM Agreement
We entered into a new collective at-market-issuance (ATM) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”) connected to our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019.
The April 2019 ATM Agreement allows us to raise aggregate gross proceeds of $150 million from the periodic sales of our common stock on the public market. During the three months ended June 30, 2019, we raised aggregate net proceeds of $1.8 million under this ATM. These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of our in-development drug candidates, including hiring and building inventory supply, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital.

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the three months ended June 30, 2019	221,529	$1,814

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have a full in-house development organization including clinical development, regulatory, quality and data management capabilities, as well as commercial and marketing capabilities upon product launch.

We have two drugs in late-stage development:

•	Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations; and

•	ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia.
We have a technology platform that enables the fusion of an interferon-alpha with a monoclonal anti-body:

•
Anti-CD20-IFNa, the first antibody-interferon fusion molecule directed against CD20 from this platform that is in Phase 1 development for treating relapsed or refractory Non-Hodgkin Lymphoma patients (including diffuse large b-cell lymphoma).

Our business strategy is to develop our late stage assets through commercialization, while sourcing additional assets that are synergistic with our existing portfolio through acquisitions, in-licensing, or co-development and marketing arrangements.
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the six months ended June 30, 2019, we continued our strategic shift in our business following the completion of the sale of our legacy commercialized drug portfolio. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
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

In July 2019, we announced our expansion of the poziotinib clinical program by adding three new cohorts to the ZENITH20 clinical trial in the U.S., Canada, and Europe to further evaluate the impact of poziotinib treatment on NSCLC patients. Accordingly, the ZENITH20 trial now consists of seven cohorts of NSCLC patients: Cohorts 1 (EGFR) and 2 (HER2) were previously-treated for EGFR exon 20 insertion mutations. Cohort 3 (EGFR) and 4 (HER2) are in the first-line treatment setting and are currently enrolling patients. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is objective response rate (ORR). Additional endpoints include duration of response (DOR), disease control rate (DCR), progression-free survival (PFS), and safety. Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains. Cohorts 1 and 2 are fully enrolled and we are currently enrolling patients in Cohorts 3-7.

We expect to announce topline clinical results from Cohort 1 in the fourth quarter of 2019, and expect topline results for Cohort 2 in mid-2020.
ROLONTIS, a novel long-acting G-CSF:
On June 2, 2019, integrated results from our two identically designed Phase 3 trials - ADVANCE and RECOVER - were presented during a poster session at the 2019 Meeting of the American Society of Clinical Oncology. The integrated efficacy and safety data from both trials were consistent with results from the individual trials, demonstrating that ROLONTIS was non-inferior to pegfilgrastim in the reduction of duration of severe neutropenia in all four cycles of treatment. The integrated data also demonstrated that eflapegrastim provided an absolute risk reduction of severe neutropenia of 6.5% compared to pegfilgrastim in Cycle 1.
We submitted our Biologics License Application ("BLA") with the FDA in December 2018. However, in March 2019, we voluntarily withdrew this BLA due to the FDA’s request for additional manufacturing-related information for ROLONTIS that requires our additional documentation. The FDA did not cite concerns related to the pre-clinical and clinical modules of the BLA or the need for additional clinical studies. We continue to update this BLA and expect to submit a revised filing during the fourth quarter of 2019.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:

•	Revenue recognition;

•	Income taxes;

•	Stock-based compensation; and

•	Litigation accruals (as required)

RESULTS OF OPERATIONS
Operations Overview – Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Revenues (Note 1(b))	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	17,230	16,391	33,182	33,007
Research and development	16,982	16,595	38,868	29,960
Total operating costs and expenses	34,212	32,986	72,050	62,967
Loss from continuing operations	(34,212)	(32,986)	(72,050)	(62,967)
Interest income (expense), net	1,495	(242)	2,556	(473)
Other income (expense), net	3,722	48,492	(7,563)	58,463
(Loss) income from continuing operations before income taxes	(28,995)	15,264	(77,057)	(4,977)
Benefit (provision) for income taxes from continuing operations	212	(370)	8,454	698
(Loss) income from continuing operations	(28,783)	14,894	(68,603)	(4,279)
Income (loss) from discontinued operations, net of income taxes (Note 11)	388	(1,150)	21,053	2,205
Net (loss) income	$(28,395)	$13,744	$(47,550)	$(2,074)
THREE MONTHS ENDED JUNE 30, 2019 AND 2018
Operating Expenses

	Three months ended June 30,
	2019	2018	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$17.2	$16.4	$0.8	4.9%
Research and development	17.0	16.6	0.4	2.4%
Total operating costs and expenses	$34.2	$33.0	$1.2	3.6%
Selling, General and Administrative. Selling, general and administrative expenses increased $0.8 million in the current period. This increase is primarily due to $1.8 million of reclassifications made to this account in the current period that were previously presented within “discontinued operations” in the first quarter of 2019 (see Note 11 to the accompanying Condensed Consolidated Statements of Operations), partially offset by $1.1 million of legal and consulting costs (substantially related to non-recurring legal expense associated with the termination of our former chief executive officer).
Research and Development. Research and development expenses increased by $0.4 million in the current period. The increase is primarily due to (i) $0.6 million of reclassifications made to this account in the current period that were previously presented within “discontinued operations” in the first quarter of 2019 (see Note 11 to the accompanying Condensed Consolidated Statements of Operations) and (ii) $2.8 million upfront payment made to third-party licensors for an exclusive license for the intellectual property related to the FIT drug delivery platform and two early stage drugs (see Note 9(b)(iii)). These increases were partially offset by (i) $1.9 million decrease in ROLONTIS manufacturing and development costs and (ii) $1.1 million decrease in ROLONTIS clinical trial expenses with the completion of the ADVANCE and RECOVER clinical studies in the first-half of 2018.
Total Other Income

	Three months ended June 30,
	2019	2018	$ Change	% Change
	($ in millions)
Total other income	$5.2	$48.3	$(43.1)	(89.2)%

Total other income decreased by $43.1 million primarily due to (i) $48.1 million decrease in unrealized gain for the mark-to-market of our CASI equity securities in the current period (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements). The decrease in other income related to our CASI equity securities was partially offset in the current period by (i) $2.7 million of realized gain from the sale of 1.5 million shares of CASI through a forward-sales contract that settled in April 2019 (see Note 7), (ii) $0.9 million interest expense decrease due to the December 2018 maturity of our 2013 Convertible Notes (see Note 8), (iii) $0.8 million increase in interest income on our money-market investments (see Note 3(a)), and (iv) $0.5 million of invoiced services rendered to Acrotech as part of a transition services agreement (see Note 12).
Income Taxes

	Three months ended June 30,
	2019	2018	$ Change	% Change
	($ in millions)
Benefit (provision) for income taxes from continuing operations	$0.2	$(0.4)	$0.6	150.0%
For the three months ended June 30, 2019 and 2018, we reported pre-tax losses from continuing operations and pre-tax income from discontinued operations. This requires our application of intraperiod tax allocation guidance (see Note 10 to the accompanying Condensed Consolidated Financial Statements), resulting in the presented income tax benefit (provision) values (though is not indicative of income tax refunds due to us).  Further, the current period income tax benefit (provision) value in each period is substantially offset by the corresponding income tax benefit (provision) within “discontinued operations” (see Note 11 to the accompanying Condensed Consolidated Financial Statements) and “other comprehensive income (loss)” within stockholders’ equity.

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six months ended June 30,
	2019	2018	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	33.2	33.0	0.2	0.6%
Research and development	38.9	30.0	8.9	29.7%
Total operating costs and expenses	$72.1	$63.0	$9.1	14.4%
Selling, General and Administrative. Selling, general and administrative expenses increased by $0.2 million in the current period. This increase is primarily due to $1.5 million of severance expense in the current period related to the Commercial Product Portfolio transaction (see Note 12 to the accompanying Condensed Consolidated Financial Statements), partially offset by $1.3 million of decreased legal and consulting costs (substantially related to non-recurring legal expense associated with the termination of our former chief executive officer).
Research and Development. Research and development expenses increased by $8.9 million in the current period. This increase is primarily due to (i) $6.9 million of additional manufacturing, development, and consulting costs associated with ROLONTIS, (ii) $2 million increase of clinical and development initiatives for poziotinib, (iii) $2.8 million upfront payment made to third-party licensors for an exclusive license for the intellectual property related to the FIT drug delivery platform and two early stage drugs (see Note 9(b)(iii)), and (iv) $0.3 million of severance expense in the current period related to the Commercial Product Portfolio transaction (see Note 12 to the accompanying Condensed Consolidated Financial Statements). These increases were partially offset by $3.4 million decrease in ROLONTIS clinical trial expenses with the completion of the ADVANCE and RECOVER clinical studies in the first-half of 2018.

Total Other (Expense) Income

	Six months ended June 30,
	2019	2018	$ Change	% Change
	($ in millions)
Total other (expense) income	$(5.0)	$58.0	$(63.0)	(108.6)%

Total other (expense) income decreased by $63.0 million primarily due to (i) $11.8 million unrealized loss for the mark-to-market of our CASI equity securities in the current period (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements), as compared to a $58.6 million unrealized gain in the prior year period. The recognized expense from this decline in CASI stock value was partially offset in the current period by (i) $2.7 million of realized gain from the sale of 1.5 million shares of CASI through a forward-sales contract that settled in April 2019 (see Note 7), (ii) $1.8 million interest expense decrease due to the December 2018 maturity of our 2013 Convertible Notes (see Note 8), (iii) $1.2 million increase in interest income on our our money-market investments (see Note 3(a)), (iv) $0.8 million increase in the value of deferred compensation plan assets (see Notes 3(e) and 3(i)), and (v) $0.7 million of invoiced services rendered to Acrotech as part of a transition services agreement (see Note 12).
Income Taxes

	Six months ended June 30,
	2019	2018	$ Change	% Change
	($ in millions)
Benefit for income taxes from continuing operations	$8.5	$0.7	$7.8	—%
For the six months ended June 30, 2019 and 2018, we reported pre-tax income from discontinued operations and pre-tax losses from continuing operations. This requires our application of intraperiod tax allocation guidance (see Note 10 to the accompanying Condensed Consolidated Financial Statements), resulting in the presented income tax benefit in each period (though is not indicative of income tax refunds due to us). Further, these values in each period are substantially offset by the corresponding income tax provision within “discontinued operations” (see Note 11 to the accompanying Condensed Consolidated Financial Statements) and “other comprehensive income (loss)” within stockholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2019	December 31, 2018	June 30, 2018
	(in thousands, except financial metrics data)
Cash, cash equivalents, marketable securities, and restricted cash	$282,405	$203,988	$269,658
Accounts receivable, net	$2,542	$29,873	$27,658
Total current assets	$306,015	$250,688	$309,520
Total current liabilities	$56,962	$86,474	$94,470
Working capital surplus (a)	$249,053	$164,214	$215,050
Current ratio (b)	5.4	2.9	3.3

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $76.3 million for the six months ended June 30, 2019, as compared to $39.2 million in the prior year period. For the six months ended June 30, 2019 and 2018, our cash collections from customers totaled $42.7 million and $64.8 million, respectively. For the six months ended June 30, 2019 and 2018, our cash payments for products, services, chargebacks, and rebates to our employees, vendors, and product end-users totaled $127.6 million and $116.0 million, respectively.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $35.0 million for the six months ended June 30, 2019, as compared to $4.1 million during the prior year period. The cash provided by investing activities for the six months of 2019 substantially relates to (i) $158.8 million of proceeds received from the sale of our Commercial Product Portfolio (see Note 11 to the accompanying Condensed Consolidated Financial Statements) and (ii) $5.1 million of proceeds received from our sale of CASI stock (see Note 7). These proceeds were partially offset by (i) $127.6 million of purchases of available-for-sale securities beginning in the three months ended June 30, 2019 (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements) and (ii) $1.2 million of equipment purchases for ROLONTIS manufacture (see Note 3(b)).

Net Cash Provided by (Used In) Financing Activities
Net cash provided by financing activities was $6.1 million for the six months ended June 30, 2019, as compared to net cash used in financing activities of $17.5 million in the prior year period. Our cash provided by financing activities during the first six months of 2019 relates to (i) $3.9 million of proceeds from the issuance of common stock because of the exercise of employee stock options, (ii) $1.8 million of proceeds received from common shares sold under an at-the-market-issuance sales agreement (see Note 13 to the accompanying Condensed Consolidated Financial Statements), and (iii) $0.4 million of proceeds from employee stock purchases under our employee stock purchase plan. In the prior year, we operated as the counterparty when our employees exercised stock options or had RSA vesting, concurrently retired such shares, and made tax remittances on behalf of these employees, resulting in a $27.7 million use of cash that did not recur in current year period.

Sale of Common Stock Under ATM Agreements
We entered into a new collective at-market-issuance (ATM) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”) connected to our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019.
The April 2019 ATM Agreement allows us to raise aggregate gross proceeds of $150 million from the periodic sales of our common stock on the public market. During the three months ended June 30, 2019, we raised aggregate gross net proceeds of $1.8 million under this ATM. These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of our in-development drug candidates, including hiring and building inventory supply, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital.
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
We believe that our $282 million in aggregate cash and equivalents, marketable securities, and restricted cash as of June 30, 2019 will allow us to fund our current and planned operations into 2020. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital on terms favorable to us or our current stockholders, if at all.

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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
On March 1, 2019, we completed the Commercial Product Portfolio Transaction. Substantially all of the contractual rights and obligations associated with the Product Portfolio were transferred to Acrotech at closing as previously disclosed in Note 17(b) and our Contractual Obligations table for applicable “purchase orders” and “contingent milestone obligations” and “drug development liability” within Item 7 to our 2018 Annual Report on Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates, credit ratings and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2019, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time-to-time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly-rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate such risk by maintaining a limited portion of our cash in Euros.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed Herewith
1.2	At Market Issuance Sales Agreement, dated April 5, 2019, between Spectrum Pharmaceuticals, Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co. LLC, and B. Riley FBR, Inc.	S-3ASR	333-230821	1.2	4/5/2019
2.1[1]	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobino Pharma USA, Inc.	8-K	001-35006	10.1	1/17/2019
3.1	Restated Certificate of Incorporation.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws	8-K	001-35006	3.1	3/29/2018
4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and Computershare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent	8-K	001-35006	4.1	12/13/2010
4.2	First Amendment to Rights Agreement, dated as of October 13, 2017, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	10/13/2017
4.3	Second Amendment to Rights Agreement, dated as of March 27, 2018, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	3/29/2018
10.1	Executive Employment Agreement, dated as of June 19, 2019, by and between Spectrum Pharmaceuticals, Inc. and Dr. Francois Lebel					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	August 9, 2019	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)