Form 10-Q
period 2019-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2019-11-07
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
As of October 31, 2019, 112,973,294 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$124,598	$157,480
Restricted cash	4,040	—
Marketable securities	123,164	46,508
Accounts receivable, net of allowance for doubtful accounts of $67 and $67, respectively	483	29,873
Other receivables	7,752	3,698
Prepaid expenses and other assets	12,680	7,574
Discontinued operations, current assets (Note 11)	—	5,555
Total current assets	272,717	250,688
Property and equipment, net of accumulated depreciation	8,965	385
Other assets	8,613	7,188
Facility and equipment under lease	3,531	—
Discontinued operations, non-current assets	—	132,625
Total assets	$293,826	$390,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$39,959	$69,460
Accrued payroll and benefits	6,475	9,853
Contract liabilities	1,360	4,850
Discontinued operations, current liabilities (Note 11)	—	2,311
Total current liabilities	47,794	86,474
Deferred tax liabilities	—	1,469
Other long-term liabilities	11,313	5,650
Discontinued operations, non-current liabilities	—	14,031
Total liabilities	59,107	107,624
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 112,988,706 and 110,525,141 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	113	110
Additional paid-in capital	912,558	886,740
Accumulated other comprehensive loss	(4,531)	(3,702)
Accumulated deficit	(673,421)	(599,886)
Total stockholders’ equity	234,719	283,262
Total liabilities and stockholders’ equity	$293,826	$390,886
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues (Note 1(b))	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	13,126	13,108	46,308	46,115
Research and development	17,167	15,314	56,035	45,274
Total operating costs and expenses	30,293	28,422	102,343	91,389
Loss from continuing operations before other income (expense) and income taxes	(30,293)	(28,422)	(102,343)	(91,389)
Other income (expense):
Interest income (expense), net	1,521	(12)	4,076	(484)
Other income (expense), net	2,015	(40,880)	(5,547)	17,583
Total other income (expense)	3,536	(40,892)	(1,471)	17,099
Loss from continuing operations before income taxes	(26,757)	(69,314)	(103,814)	(74,290)
Benefit for income taxes from continuing operations	200	142	8,654	839
Loss from continuing operations	$(26,557)	$(69,172)	$(95,160)	$(73,451)
Income from discontinued operations, net of income taxes (Note 11)	572	454	21,625	2,659
Net loss	$(25,985)	$(68,718)	$(73,535)	$(70,792)

Basic and diluted loss per share:
Loss per common share from continuing operations	$(0.24)	$(0.66)	$(0.86)	$(0.72)
Income per common share from discontinued operations	0.01	—	0.20	0.03
Net loss per common share	$(0.23)	$(0.66)	$(0.67)	$(0.69)

Weighted average shares outstanding:
Basic	111,178,880	104,106,295	110,291,090	102,571,850
Diluted	111,178,880	104,106,295	110,291,090	102,571,850
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(25,985)	$(68,718)	$(73,535)	$(70,792)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of income tax expense of ($2) thousand, $0, and $31 thousand, $0 for the three and nine months ended September 30, 2019 and 2018, respectively.	(7)	—	93	—
Foreign currency translation adjustments	(760)	(254)	(922)	(2,130)
Other comprehensive loss	(767)	(254)	(829)	(2,130)
Total comprehensive loss	$(26,752)	$(68,972)	$(74,364)	$(72,922)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	110,525,141	$110	$886,740	$(3,702)	$(599,886)	$283,262
Net loss	—	—	—	—	(19,155)	(19,155)
Other comprehensive loss, net	—	—	—	(390)	—	(390)
Recognition of stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock to 401(k) plan for employees	47,347	—	519	—	—	519
Issuance of common stock upon exercise of stock options	146,785	—	831	—	—	831
Restricted stock award grants, net of forfeitures	259,539	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	233,760	—	—	—	—	—
Balance as of March 31, 2019	111,212,572	$111	$895,571	$(4,092)	$(619,041)	$272,549
Net loss	—	—	—	—	(28,395)	(28,395)
Other comprehensive income, net	—	—	—	328	—	328
Recognition of stock-based compensation expense	—	—	4,814	—	—	4,814
Issuance of common stock to 401(k) plan for employees	24,382	—	205	—	—	205
Issuance of common stock for employee stock purchase plan	60,606	—	444	—	—	444
Issuance of common stock upon exercise of stock options	504,226	—	3,023	—	—	3,023
Restricted stock award grants, net of forfeitures	651,072	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement (Note 13)	221,529	—	1,814	—	—	1,814
Balance as of June 30, 2019	112,684,387	$112	$905,871	$(3,764)	$(647,436)	$254,783
Net loss	—	—	—	—	(25,985)	(25,985)
Other comprehensive loss, net	—	—	—	(767)	—	(767)
Recognition of stock-based compensation expense	—	—	4,021	—	—	4,021
Issuance of common stock to 401(k) plan for employees	21,454	—	165	—	—	165
Issuance of common stock upon exercise of stock options	364,358	1	2,498	—	—	2,499
Restricted stock award grants, net of forfeitures	(81,493)	—	—	—	—	—
Refund of SEC fees in connection with an at-the-market sales agreement for our common shares	—	—	3	—	—	3
Balance as of September 30, 2019	112,988,706	$113	$912,558	$(4,531)	$(673,421)	$234,719
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2017	100,742,735	$100	$837,347	$15,999	$(502,107)	$351,339
Net loss	—	—	—	—	(15,816)	(15,816)
Cumulative-effect adjustment of ASU 2016-01 adoption (Note 3(a))	—	—	—	(17,211)	17,211	—
Cumulative-effect adjustment of Topic 606 adoption (Note 2(i))	—	—	—	—	4,678	4,678
Foreign currency adjustment related to adoptions of ASU 2016-01 and Topic 606	—	—	—	—	342	342
Other comprehensive income, net	—	—	—	393	—	393
Employee stock-based compensation expense	—	—	4,144	—	—	4,144
Issuance of common stock to 401(k) plan for employee match	16,834	—	334	—	—	334
Issuance of common stock upon exercise of stock options	5,793,413	6	41,417	—	—	41,423
RSA grants, net of forfeitures	614,035	—	—	—	—	—
Retirement of RSAs and shares as part of stock option cashless exercises to satisfy employee tax withholdings	(3,463,873)	(3)	(62,541)	—	—	(62,544)
Issuance of common stock upon vesting of RSUs	200,652	—	—	—	—	—
Issuance of common stock upon exercise of warrants	31,602	—	—	—	—	—
Balance as of March 31, 2018	103,935,398	$103	$820,701	$(819)	$(495,692)	$324,293
Net income (loss)	—	—	—	—	13,744	13,744
Other comprehensive loss, net	—	—	—	(2,269)	—	(2,269)
Employee stock-based compensation expense	—	—	4,461	—	—	4,461
Issuance of common stock to 401(k) plan for employee match	14,736	—	272	—	—	272
Issuance of common stock for ESPP	45,543	—	734	—	—	734
Issuance of common stock upon exercise of stock options	732,694	—	2,884	—	—	2,884
RSA grants, net of forfeitures	176,954	—	—	—	—	—
Issuance of common stock upon exercise of warrants	225,278	—	—	—	—	—
Balance as of June 30, 2018	105,130,603	$103	$829,052	$(3,088)	$(481,948)	$344,119
Net loss	—	—	—	—	(68,718)	(68,718)
Other comprehensive loss, net	—	—	—	(254)	—	(254)
Employee stock-based compensation expense	—	—	3,690	—	—	3,690
Issuance of common stock to 401(k) plan for employee match	15,010	—	296	—	—	296
Issuance of common stock upon exercise of stock options	428,770	2	3,040	—	—	3,042
RSA grants, net of forfeitures	(697)	—	—	—	—	—
Issuance of common stock upon exercise of warrants	35,695	—	—	—	—	—
Common stock redeemed on 2018 Convertible Notes (Note 8)	451,300	1	4,603	—	—	4,604
Balance as of September 30, 2018	106,060,681	$106	$840,681	$(3,342)	$(550,666)	$286,779

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Loss from continuing operations	$(95,160)	$(73,451)
Income from discontinued operations, net of income taxes (Note 11)	21,625	2,659
Net loss	(73,535)	(70,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,487	21,000
Stock-based compensation (Note 4)	17,205	13,197
Recognized gain on Commercial Product Portfolio Transaction (Note 11)	(33,451)	—
Non-cash portion of lease expense (Note 9(a))	1,313	—
Amortization of discount on investments in debt securities, recorded to interest income (Note 3(a))	(348)	—
Income tax recognition on unrealized gain on available-for-sale securities	(31)	—
Realized gain on sale of CASI stock (Note 7)	(2,674)	—
Unrealized loss (gain) on CASI stock holdings (Note 3(a) and Note 7)	9,745	(17,716)
Unrealized (gain) loss from transactions denominated in foreign currency	(5)	17
Change in deferred tax liabilities	(1,469)	9
Change in fair value of contingent consideration (Note 9(b))	1,478	(717)
Accretion of discount on 2018 Convertible Notes, recorded to interest expense (Note 8)	—	1,558
Amortization of deferred financing costs on 2018 Convertible Notes, recorded to interest expense (Note 8)	—	178
Change in cash surrender value of corporate-owned life insurance policy	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	29,359	3,252
Other receivables	(4,068)	(3,002)
Inventories	(2,037)	2,862
Prepaid expenses and other assets	(5,005)	(2,362)
Other assets	(1,428)	4,890
Accounts payable and other accrued obligations	(35,337)	(457)
Accrued payroll and benefits	(3,378)	(1,517)
FOLOTYN development liability	(4)	(270)
Contract liabilities (Note 3(h))	(3,490)	—
Other long-term liabilities	2,234	(218)
Net cash used in operating activities	(103,439)	(50,093)
Cash Flows From Investing Activities:
Proceeds from Commercial Product Portfolio Transaction (Note 1(b))	158,765	—
Proceeds from maturities of investment securities	38,540	—
Proceeds from sale of CASI stock (Note 7)	5,074	—
Purchase of investment securities available-for-sale (Note 3(a))	(127,584)	—
Purchases of property and equipment (Note 3(b))	(8,670)	(46)
Proceeds from redemption of corporate-owned life insurance policy	—	4,130
Net cash provided by investing activities	66,125	4,084
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options	6,355	7,843
Proceeds from sale of common stock under an at-the-market sales agreement (Note 13)	1,817	—
Proceeds from sale of stock under our employee stock purchase plan	444	734
Proceeds from employees, for our remittance to tax authorities, upon vesting of restricted stock and upon exercises of stock options	—	4,645
Payments to tax authorities upon employees' surrender of restricted stock upon vesting and upon exercises of stock options	—	(27,686)
Net cash provided by (used in) financing activities	8,616	(14,464)
Effect of exchange rates on cash, cash equivalents and restricted cash	(144)	(309)
Net decrease in cash, cash equivalents and restricted cash	(28,842)	(60,782)
Cash, cash equivalents and restricted cash—beginning of period	157,480	227,323
Cash, cash equivalents and restricted cash—end of period	$128,638	$166,541
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$1,266	$—
Cash paid for income taxes	$38	$38
Cash paid for interest	$—	$558
Noncash investing activities:
Additions of property and equipment that remain in accounts payable (Note 3(b))	$300	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management, as well as commercial and marketing capabilities upon product launch.
We have two drugs in late-stage development:

•	Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations; and

•	ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia.
We also have a technology platform that enables the fusion of an interferon-alpha with a monoclonal anti-body:

•
Anti-CD20-IFNa, the first antibody-interferon fusion molecule directed against CD20 from this platform that is in Phase 1 development for treating relapsed or refractory Non-Hodgkin Lymphoma patients (including diffuse large b-cell lymphoma).

Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and nine months ended September 30, 2019 and 2018 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and nine months ended September 30, 2019 and 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on February 28, 2019).
Discontinued Operations - Sale of our Commercial Product Portfolio
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 5, 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
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
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. In May 2019, we dissolved Spectrum Pharma Canada Inc., previously consolidated as a “variable interest entity” (as defined under applicable GAAP).
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three and nine months ended September 30, 2019 and 2018, all of our revenue and operating costs and expenses were solely attributable to these activities (and as applicable, currently and retrospectively classified as “discontinued” within the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations - see Note 11). All of our assets are held in the U.S, except for cash held in certain foreign bank accounts.
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
Our accounting policies and estimates that most significantly impact the presented amounts within these Condensed Consolidated Financial Statements are further described below:
(i) Revenue Recognition
On March 1, 2019, we completed the Commercial Product Portfolio Transaction -- see Note 1(b). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities of our sold commercial operation are separately classified as “discontinued” for all periods presented within the accompanying Condensed Consolidated Statements of Operations -- see Note 11.

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
    These five elements, as applied to each of our revenue categories, are summarized below:
(a) Product Sales: We sell our products to pharmaceutical wholesalers/distributors or to our product licensees (i.e., our customers). Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.
Our gross product sales (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates using the “expected value” method, resulting in reported “product sales, net” that reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be materially above or below the amount estimated, then requiring prospective adjustments to our reported net product sales.
These GTN estimate categories (that comprise our GTN liabilities within Note 3(g)) are each discussed below:
Product Returns Allowances: Our customers are contractually permitted to return certain purchased products within the contractual allowable time before/after its applicable expiration date. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns using our historical return rates. Returned product is typically destroyed since substantially all are due to its imminent expiry and cannot be resold.
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
Medicaid Rebates: Our products are subject to state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with our product is covered under Medicaid, resulting in a discounted price for our product under the applicable Medicaid program. Our Medicaid rebate accrual calculations require us to project the magnitude of our sales, by state, that will be subject to these rebates. There is a significant time lag in our receiving rebate notices from each state (generally several months or longer after our sale is recognized). Our estimates are based on our historical claim levels by state, as supplemented by management’s judgment.
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
(iii) Marketable Securities
Marketable securities consist of our holdings in equity securities, mutual funds, bank certificates of deposit (“Bank CDs”), government-related debt securities, and corporate debt securities. Since we classify these investments as “available-for-sale” any (1) realized gains (losses) or (2) unrealized gains (losses) on these securities are respectively recognized in (1) “other income (expense), net” on the accompanying Condensed Consolidated Statements of Operations, or recognized in (2) “accumulated other comprehensive loss” as a separate component of stockholder’s equity on the accompanying Condensed Consolidated Statements of Stockholders’ Equity.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit for income taxes from continuing operations” within the accompanying Condensed Consolidated Statements of Operations for the period in which we received the notice.
(ix) Research and Development Costs
Our research and development costs are expensed as incurred (see Note 9(c)) or as certain milestone payments become contractually due to our licensors, as triggered by the achievement of clinical or regulatory events.
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
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of September 30, 2019 and December 31, 2018, our “cash and cash equivalents” were held with major financial institutions. As of September 30, 2019, our “marketable securities” include our equity holdings in CASI Pharmaceuticals, Inc. (“CASI”), mutual funds, government-related debt securities, corporate debt securities, and bank certificates of deposits (“bank CDs”).
We maintain cash balances with select financial institutions. The Federal Deposit Insurance Corporation (FDIC) and other third parties insure a fraction of these deposits. Accordingly, these cash deposits are not insured against the possibility of a substantial or complete loss of principal and are inherently subject to the credit risk of the corresponding financial institution.
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities that may be received from our strategic partners in connection with licensing arrangements, as discussed in Note 7).

The carrying amount of our equity securities, money market funds, and Bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs – see Note 2(x)) because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of September 30, 2019, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Foreign Currency Translation	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
September 30, 2019
Equity securities* (see Note 7)	$8,710	$(5,285)	$30,134	$—	$33,559	$—	$33,559
Money market funds	89,041	—	—	—	89,041	89,041	—
Government-related debt securities**	60,087	—	55	—	60,142	—	60,142
Corporate debt securities**	44,182	—	47	(5)	44,224	20,913	23,311
Bank deposits	14,644	—	—	—	14,644	14,644	—
Bank CDs	6,126	—	26	—	6,152	—	6,152
Total cash and cash equivalents and marketable securities	$222,790	$(5,285)	$30,262	$(5)	$247,762	$124,598	$123,164
December 31, 2018
Equity securities* (see Note 7)	$8,710	$(2,168)	$39,880	$—	$46,422	$—	$46,422
Money market funds	142,745	—	—	—	142,745	142,745	—
Bank deposits	14,735	—	—	—	14,735	14,735	—
Bank CDs	86	—	—	—	86	—	86
Total cash and cash equivalents and marketable securities	$166,276	$(2,168)	$39,880	$—	$203,988	$157,480	$46,508

* Beginning January 1, 2018, under the requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, the unrealized gain (loss) on our CASI equity securities are recognized as an increase (decrease) to “other income (expense), net” on the Condensed Consolidated Statements of Operations (rather than through “other comprehensive loss”) on the Condensed Consolidated Statements of Comprehensive Loss). Our adoption of ASU 2016-01 on January 1, 2018 resulted in a $17.2 million cumulative-effect adjustment, net of income tax, reported as a decrease to “accumulated other comprehensive loss” and a decrease to “accumulated deficit” on the accompanying Condensed Consolidated Balance Sheets. Our unrealized gains (losses) on these equity securities for the three and nine months ended September 30, 2019 was $2.0 million and ($9.7) million, respectively, as reported in “other income (expense), net” on the accompanying Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

** Beginning in the second quarter of 2019, we purchased certain government and corporate debt securities. We have classified these as “available-for-sale” since we may redeem or sell these investments before their stated maturity to fund our operations. Under the requirements of ASC 320, Investments - Debt and Equity Securities: (i) we recorded these securities at initial “book value” and then amortize, through maturity, the determined “discount” or “premium” within “interest income” on the accompanying Condensed Consolidated Statements of Operations, and (ii) we recognize the “unrealized gains (loss)” of these securities (i.e., fair value versus amortized book value) as a separate component of “other comprehensive loss” on the accompanying Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019.
(b) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	September 30, 2019	December 31, 2018
Manufacturing equipment*	$7,601	$—
Computer hardware and software	3,589	3,079
Laboratory equipment	669	635
Leasehold improvements	3,389	2,957
Office furniture	335	212
Property and equipment, at cost	15,583	6,883
(Less): Accumulated depreciation	(6,618)	(6,498)
Property and equipment, net of accumulated depreciation	$8,965	$385

* This represents owned ROLONTIS production equipment on location at our contract manufacturer.
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three and nine months ended September 30, 2019 and 2018 was $0.1 million, $0.1 million, $0.2 million, and $0.2 million, respectively.
(c) Prepaid Expenses and Other Assets
“Prepaid expenses and other assets” consists of the following:

	September 30, 2019	December 31, 2018
Vendor deposits	$12,628	$6,792
Prepaid insurance	52	782
Prepaid expenses and other assets	$12,680	$7,574

(d) Other Receivables
“Other receivables” consists of the following:

	September 30, 2019	December 31, 2018
Insurance receivable*	$4,781	$206
Other miscellaneous receivables (including Medicaid rebate credits and royalty receivables from licensees)	1,549	1,189
Secured promissory note (see Note 7)	—	1,525
Income tax receivable - current portion	632	643
Interest receivable from marketable securities (see Note 3(a))	627	—
Reimbursements due from development partners for incurred research and development expenses	163	135
Other receivables	$7,752	$3,698

* This insurance receivable balance represents our incurred legal fees and pending and completed settlements that are expected to be reimbursed by our insurance carriers.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(e) Other Assets
“Other assets” consists of the following:

	September 30, 2019	December 31, 2018
Key employee life insurance – cash surrender value associated with deferred compensation plan (Note 9(f))	$7,882	$6,274
Income tax receivable - non-current portion*	668	668
Research & development supplies and other	63	246
Other assets	$8,613	$7,188
* This value represents the non-current portion of refundable alternative minimum tax payments made that are expected to be received over the next few years (see Note 10).
(f) Facility and Equipment Under Lease
“Facility and equipment under lease” consists of the following:

	September 30, 2019	December 31, 2018
Office and research facilities	$3,092	$—
Office equipment	439	—
Facility and equipment under lease (Note 9(a))	$3,531	$—

(g) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	September 30, 2019	December 31, 2018
Trade accounts payable and other	$30,321	$44,919
Lease liability - current portion (Note 9(a))	326	—
Accrued commercial/Medicaid rebates	3,058	8,371
Accrued product royalty due to licensors	58	4,337
Allowance for product returns	4,985	5,171
Accrued data and distribution fees	832	3,248
Accrued GPO administrative fees	11	296
Accrued inventory management fees	368	388
Allowance for government chargebacks	—	2,730
Accounts payable and other accrued liabilities	$39,959	$69,460

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates (see Note 2(i)) were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2017	$10,358	$5,727	$4,045
Add: GTN accruals recorded for product sales	65,751	13,962	1,700
(Less): Payments made and credits against GTN accruals	(65,008)	(15,757)	(574)
Balance as of December 31, 2018	$11,101	$3,932	$5,171
Add: GTN accruals recorded for product sales	7,252	1,197	167
(Less): Payments made and credits against GTN accruals	(15,295)	(3,918)	(353)
Balance as of September 30, 2019	$3,058	$1,211	$4,985

(h) Contract Liabilities
“Contract liabilities” consists of the following:

	September 30, 2019	December 31, 2018
Customer deposit for EVOMELA supply in China territory (see Note 7)	$1,360	$4,850
Contract liabilities	$1,360	$4,850

(i) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	September 30, 2019	December 31, 2018
Deferred compensation liability (Note 9(f))	$7,708	$5,474
Lease liability - non-current portion (Note 9(a))	3,429	—
Other tax liabilities	176	176
Other long-term liabilities	$11,313	$5,650

4. STOCK-BASED COMPENSATION
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the assigned department of the recipient. Stock-based compensation expense, included within “total operating costs and expenses” for the three and nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative	$3,156	$1,902	$10,550	$6,686
Research and development	1,030	603	3,251	1,884
Total stock-based compensation	$4,186	$2,505	$13,801	$8,570

5. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2019 and 2018:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic and diluted	111,178,880	104,106,295	110,291,090	102,571,850
Net loss	$(25,985)	$(68,718)	$(73,535)	$(70,792)
Net loss per share – basic and diluted	$(0.23)	$(0.66)	$(0.67)	$(0.69)

The below outstanding securities for the three and nine months ended September 30, 2019 and 2018, were excluded from the above calculation of net loss because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive due to our net loss per share in each respective period, as summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options issued	635,175	3,702,092	1,198,358	4,175,866
Restricted stock awards issued	1,695,123	1,751,876	1,695,123	1,751,876
Restricted stock units issued	385,919	245,214	385,919	245,214
Employee stock purchase plan shares pending issuance	30,823	21,033	30,823	21,033
2013 Convertible Notes outstanding- if converted into common shares	—	3,403,659	—	3,403,659
Total	2,747,040	9,123,874	3,310,223	9,597,648

6. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories (see Note 2(x)):

	September 30, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities (Note 7)	$33,559	$—	$—	$33,559
Bank CDs	—	6,152	—	6,152
Mutual funds	—	29	—	29
Restricted cash	4,040	—	—	4,040
Deferred compensation investments (life insurance cash surrender value (Note 3(e))	—	7,882	—	7,882	*
Money market funds	89,041	—	—	89,041
Government-related debt securities	37,448	22,694	—	60,142
Corporate debt securities	—	44,224	—	44,224
	$164,088	$80,981	$—	$245,069
Liabilities:
Deferred compensation liability (Note 9(f))	$—	$7,848	$—	$7,848	*
	$—	$7,848	$—	$7,848

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
We did not have any transfers between “Level 1” and “Level 2” (see Note 2(x)) measurement categories for any periods presented except for “money market funds” included within Level 1 as of September 30, 2019 that were presented within Level 2 as of December 31, 2018. We believe this change is appropriate since these money market funds have quoted daily prices in active markets that are publicly accessible.
Our carrying amounts of financial instruments such as cash equivalents, prepaid expenses, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature of settlement.

7. CASI HOLDINGS AND EVOMELA SUPPLY CONTRACT
Overview of CASI Transaction
In 2014, we executed three perpetual out-license agreements for our former products ZEVALIN, MARQIBO, and EVOMELA (“CASI Out-Licensed Products”) with CASI, a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market (collectively, the “CASI Out-License”). Under the CASI Out-License, we received CASI common stock and a secured promissory note and CASI gained the exclusive rights to distribute the CASI Out-Licensed Products in greater China (which includes Taiwan, Hong Kong, and Macau).
On March 1, 2019, we completed the Commercial Product Portfolio Transaction (see Note 1(b)) and substantially all of the contractual rights and obligations associated with these products, including the CASI Out-License, were transferred to Acrotech at closing. However, on an interim basis we retained our original supply agreement with CASI for EVOMELA. Corresponding revenue for shipped product has been recognized within discontinued operations “product sales, net” (see Note 11). With our fulfillment of this order in October 2019, we will not have any further involvement with this arrangement.

Our Ownership in CASI at September 30, 2019

Under certain conditions that expired in December 2017, we exercised our rights during 2016 and 2017 to purchase additional shares of CASI common stock at par value in order to maintain our post-investment ownership percentage. Our aggregate holding of 10.0 million CASI common shares as of September 30, 2019 represented an approximate 10.4% ownership with a fair market value of $33.6 million (see Note 3(a)). In April 2019, we completed the sale of 1.5 million shares and recognized a $2.7 million gain within “other income (expense), net” within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019.
8. CONVERTIBLE SENIOR NOTES AND INTEREST EXPENSE

Overview of 2013 Convertible Notes
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (the “2013 Convertible Notes”). During 2016 and 2017, we completed certain open market purchases

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

to retire $79.5 million in principal amount of the 2013 Convertible Notes. Maturity of the 2013 Convertible Notes occurred on December 15, 2018 and substantially all remaining notes were converted into our common stock at a rate of 95 shares per $1,000 principal units.
Components of Interest Expense on 2013 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2013 Convertible Notes.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Stated coupon interest expense	$246	$798
Amortization of debt issuance costs	56	178
Accretion of debt discount	491	1,558
Total interest expense	$793	$2,534
Effective interest rate	8.4%	8.4%

9. FINANCIAL COMMITMENTS & CONTINGENCIES AND KEY LICENSE AGREEMENTS

(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from less than one year to five years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.

Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. During the three and nine months ended September 30, 2019 and 2018, we had no sublease arrangements with us as lessor.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

We recognize lease expense on a straight-line basis over the expected term of these operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019 and 2018, this expense aggregated $0.5 million, $0.5 million, $1.6 million and $1.3 million, respectively.
Financial Reporting Captions

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases*	Condensed Consolidated Balance Sheet Caption	Balance as of September 30, 2019
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$3,531

Operating lease liabilities - current	Accounts payable and other accrued liabilities	$326
Operating lease liabilities - non-current	Other long-term liabilities	3,429
Total operating lease liabilities		$3,755
* As of September 30, 2019, we have no “finance leases” as defined in Topic 842.
Components of Lease Expense
We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$351	$1,202
Variable lease cost	108	323
Short-term lease cost	20	59
Total lease cost	$479	$1,584
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of September 30, 2019	3 years	7.8%

Future Contractual Lease Payments as of September 30, 2019

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Operating Leases - future payments	September 30, 2019
2019 (remaining)	$383
2020	1,441
2021	1,465
2022	828
2023	87
Total future lease payments, undiscounted	$4,204
(Less): Implied interest	(449)
Present value of operating lease payments	$3,755

On October 9, 2019, we entered into an operating lease agreement for office space in the Greater Boston area. Our undiscounted payment obligations are $0.8 million for the November 2019 through May 2021 term of this lease.
Contractual Lease Payments as of December 31, 2018

The below is required tabular disclosure for comparative purposes with our current period-end balance sheet date above:

Operating Leases - future payments	December 31, 2018
2019	$1,486
2020	1,441
2021	1,465
2022	828
2023 and thereafter	87
$5,308

(b) In/Out Licensing Agreements and Co-Development Arrangements
Overview
The in-license agreements for our development-stage drug products provide us with territory-specific rights to their manufacture and distribution (including further sub-licensing/out-licensing rights). We are generally responsible for all related clinical development costs, patent filings and maintenance costs, marketing costs, and liability insurance costs. We are also obligated to make specified milestone payments to our licensors upon the achievement of certain regulatory and sales milestones, and to pay royalties based on our net sales of all in-licensed products. We also may enter into out-license agreements for territory-specific rights to these drug products which include one or more of: upfront license fees, royalties from our licensees’ sales, and/or milestone payments based on our licensees’ sales or regulatory achievements. For certain drug products, we may enter into cost-sharing arrangements with licensees and licensors.
Impact of Commercial Product Portfolio Transaction on Rights and Obligations Associated with the Product Portfolio
On March 1, 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio that were previously disclosed in Note 17(b) to our 2018 Annual Report on Form 10-K were transferred to Acrotech at the closing of the Commercial Product Portfolio Transaction. However, under the terms of this transaction we retained our trade “accounts receivable” and GTN liabilities included within “accounts payable and other accrued liabilities” (see Note 3(g)) associated with our product sales made on and prior to February 28, 2019.
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
In January 2016, the first patient was dosed with ROLONTIS as part of our clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we issued 318,750 shares of our common stock to Hanmi. We are responsible for further contractual payments upon the achievement, at our expense, of a regulatory milestone (which will generate a payment of $10 million to Hanmi), and sales milestone payments of up to $120 million per calendar year based on our net sales of ROLONTIS.
Depending on the nature of the milestone achievement we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the value within “research and development” or “cost of product sales” within the Consolidated Statements of Operations. The corresponding payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
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
Under the terms of this agreement, we received the exclusive rights to commercialize poziotinib, excluding Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are contractually obligated to make payments to Hanmi upon the achievement, at our expense, of various regulatory milestones aggregating $33 million and annual net sales milestones of up to $325 million. We are also contractually obligated to pay Hanmi royalties in the low to mid-teen digits on our net sales of poziotinib, potentially reduced by royalties due to other third parties.
Depending on the nature of the milestone achievement we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the value within “research and development” or “cost of product sales” within the Consolidated Statements of Operations. The corresponding payment due to this licensor will be recognized in the Consolidated Balance Sheets within “other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
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
We are contractually obligated to pay nominal fixed annual license maintenance fees to MD Anderson and pay additional fees upon the achievement, at our expense, of various regulatory milestones aggregating $9 million and sales milestones of up to $30 million. We are also contractually obligated to pay MD Anderson royalties in the low single-digits on our net sales of poziotinib.
Depending on the nature of the milestone achievement we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the value within “research and development” or “cost of product sales” within the Consolidated Statements of Operations. The corresponding payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
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
We made upfront payments aggregating $2.8 million to ImmunGene and to several other third parties, all of which were recorded within “research and development” expense within our accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019. We will make further payments to ImmunGene upon our achievement, at our expense, of various regulatory milestones that aggregate $26.1 million, plus an additional $5 million milestone payment for each new indication (beyond those described above) approved for either drug in the U.S., Europe, or Japan.
Our contractual royalties to ImmunGene are in the high-single digits on our net sales of each drug, potentially reduced by our royalties due to other third parties. We are also contractually obligated to pay nominal fixed annual license maintenance fees to two FIT platform licensors.
Depending on the nature of the milestone achievement we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the value within “research and development” or “cost of product sales” within the Consolidated Statements of Operations. The corresponding payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
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
(d) Supply and Service Agreements Associated with Product Production
We have various product supply agreements and/or have issued vendor purchase orders that obligate us to agreed-upon raw material purchases from certain vendors.  We also have certain drug production service agreements with select contract manufacturers that obligate us to service fees during the contractual period. These collective commitments do not exceed our planned commercial requirements; the corresponding contracted prices do not exceed their current fair market values.
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
The DC Plan is maintained to provide special benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At September 30, 2019 and December 31, 2018, the aggregate value of this DC Plan liability was $7.8 million and $6.2 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
On July 23, 2019, we entered into a memorandum of understanding with these plaintiffs for a collective settlement that is pending court approval. The value of this proposed settlement is included within “other receivables” (see Note 3(d)) and “accounts payable and other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019.

10. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes from continuing operations of $8.7 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively, in the Condensed Consolidated Statements of Operations. Our ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses and the impact of the valuation allowance on our deferred tax assets.
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
The intraperiod tax allocation guidance requires that we allocate income taxes between continuing operations and other categories of earnings. When we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in discontinued operations, applicable GAAP (ASC 740-20-45-7) requires that we allocate the income tax provision to other categories of earnings (including discontinued operations), and then record a related tax benefit in continuing operations. For the nine months ended September 30, 2019 and 2018, we recognized net income from discontinued operations while sustaining losses from continuing operations. Because of the required allocation, we recorded an income tax benefit of $8.7 and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively, within “benefit for income taxes from continuing operations” and income tax expense of $7.2 million and $0.8 million, respectively, within “income from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Operations. For the three months ended September 30, 2019 and 2018, we recorded an income tax benefit of $0.2 million and $0.1 million, respectively, within “benefit for income taxes from continuing operations,” and income tax expense of $0.2 million and $0.1 million, respectively, within “income from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Operations.
Our net tax benefit for the three and nine months ended September 30, 2019, prior to the application of intraperiod tax allocation guidance was $11 thousand and $1.5 million, respectively. The $1.5 million tax benefit arose from the reversal of deferred tax liabilities recorded on our Consolidated Balance Sheets as of December 31, 2018 that were associated with indefinite-lived intangible assets that were sold as part of our Commercial Product Portfolio Transaction. The tax expense for the three and nine months ended September 30, 2018, prior to the application of intraperiod tax allocation guidance was $3 thousand and $8 thousand, respectively.
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
Condensed Consolidated Statement of Operations
The following table presents the various elements of “income from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statement of Operations:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales, net*	$5,968	$24,556	$18,906	$76,419
License fees and service revenue	—	712	290	3,511
Total revenues	$5,968	$25,268	$19,196	$79,930
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	5,115	6,472	8,716	19,892
Selling, general and administrative	69	6,730	5,959	21,279
Research and development	(194)	5,745	2,597	15,167
Amortization of intangible assets	—	6,923	1,248	20,803
Restructuring charges - employee severance (Note 12)	—	—	3,858	—
Total operating costs and expenses	$4,990	$25,870	$22,378	$77,141
Income (loss) from discontinued operations	$978	$(602)	$(3,182)	$2,789
Other (expense) income:
Change in fair value of contingent consideration	—	1,200	(1,478)	717
Gain on sale of Commercial Product Portfolio**	(193)	—	33,451	—
Total other (expense) income	$(193)	$1,200	$31,973	$717
Income from discontinued operations before income taxes	785	598	28,791	3,506
Provision for income taxes from discontinued operations***	(213)	(144)	(7,166)	(847)
Income from discontinued operations, net of income taxes	$572	$454	$21,625	$2,659
* This revenue for the three and nine months ended September 30, 2019 includes: (i) sales from our Commercial Product Portfolio in January and February 2019 (prior to the completion of the Commercial Product Portfolio Transaction) and (ii) EVOMELA sales to a licensee during the second and third quarters of 2019 since a related supply contract was not assumed by Acrotech at the time of sale (see Note 7).
** This pre-tax gain on sale represents the $158.8 million gross proceeds from the Commercial Product Portfolio Transaction less our $121.2 book value of transferred net assets (inclusive of assumed liabilities) to Acrotech on the March 1, 2019 closing date less legal and banker fees aggregating $3.9 million. In the third quarter of 2019, we reduced this gain for a $0.2 million contract cancellation fee associated with our sold commercial operations; this value was deducted from the $4.0 million escrow account (reported as “restricted cash” on the accompanying Condensed Consolidated Balance Sheets until its release on November 5, 2019).
*** This income tax provision represents an allocation of taxes as required under intraperiod allocation guidance (see Note 10). Due to our aggregate net operating loss-carryforwards, no federal or state income tax payments are expected to be made relating to our current year activity, inclusive of our recognized gain on sale of the Commercial Product Portfolio.
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

Condensed Consolidated Statement of Cash Flows
The following table presents significant non-cash items for our discontinued operations that are included as adjustments in the accompanying Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2019	2018
Depreciation and amortization	$1,263	$20,871
Stock-based compensation	$3,404	$4,626
Change in fair value of contingent consideration	$1,478	$(655)

12. RESTRUCTURING COSTS RELATED TO SALE OF COMMERCIAL PRODUCT PORTFOLIO
Employee Severance
On March 1, 2019, we completed the Commercial Product Portfolio Transaction (see Note 1(b)) and 87 of our employees were (1) terminated March 1, 2019 or (2) given notice of May 31, 2019 termination and asked to provide transition services for the benefit of Acrotech through that date (as provided by a transition services agreement with Acrotech entered contemporaneously with our sale). For the three and nine months ended September 30, 2019, we recognized $0 and $0.7 million of income for services rendered to Acrotech under this agreement within “other income (expense), net” on our accompanying Condensed Consolidated Statements of Operations.
The employees in (1) above were entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options. For the nine months ended September 30, 2019, we fully recognized the aggregate value of $5.1 million for this severance benefit, of which $3.9 million, $1.0 million, and $0.2 million is included on the accompanying Condensed Consolidated Statements of Operations within “income from discontinued operations, net of income taxes” (see Note 11), “selling, general, and administrative” expenses and “research and development” expenses, respectively.
The employees in (2) above were also entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options, though on May 31, 2019. The aggregate value of these one-time cash payments and stock-based award accelerations was $0.5 million. Due to then ongoing service requirements of these employees, we amortized this value through expense on a ratable basis beginning March 1, 2019 through May 31, 2019. For the three and nine months ended

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

September 30, 2019, we recognized $0 and $0.5 million for this severance benefit, which is included within “selling, general, and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations, and within “accrued payroll and benefits” and “additional paid-in capital” (for stock-based awards) on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019.
Unpaid cash severance for our former employees was $0.4 million at September 30, 2019 and is recorded within “accrued payroll and benefits” on the accompanying Condensed Consolidated Balance Sheets.

13. STOCKHOLDERS’ EQUITY
Sale of Common Stock Under ATM Agreement
We entered into a new collective at-market-issuance (ATM) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”) connected to our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019.
The April 2019 ATM Agreement allows us to raise aggregate gross proceeds of $150 million from the periodic sales of our common stock on the public market. Through September 30, 2019, we raised aggregate net proceeds of $1.8 million under this ATM. These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of our in-development drug candidates, including hiring and building inventory supply, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital.

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the nine months ended September 30, 2019	221,529	$1,814

There were no sales of our common shares under the April 2019 ATM Agreement during the three months ended September 30, 2019.

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management, as well as commercial and marketing capabilities upon product launch.

We have two drugs in late-stage development:

•	Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations; and

•	ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia.
We also have a technology platform that enables the fusion of an interferon-alpha with a monoclonal anti-body:

•
Anti-CD20-IFNa, the first antibody-interferon fusion molecule directed against CD20 from this platform that is in Phase 1 development for treating relapsed or refractory Non-Hodgkin Lymphoma patients (including diffuse large b-cell lymphoma).

Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the nine months ended September 30, 2019, we continued our strategic shift in our business following the completion of the sale of our legacy commercialized drug portfolio. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
Sale of Our Commercial Product Portfolio:
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including: FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon the closing of the Commercial Product Portfolio Transaction, we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 5, 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to this Product Portfolio.
Poziotinib, an irreversible tyrosine kinase inhibitor:
In September 2018, we announced preliminary poziotinib data from the University of Texas, MD Anderson Cancer Center ("MD Anderson") Phase 2 NSCLC study which were released during an oral presentation at the IASLC 19th World Conference on Lung Cancer. The MD Anderson study represents the single largest data set of patients with an exon 20 mutation in EGFR or HER2.  This Phase 2 study demonstrated high anti-tumor activity for poziotinib in metastatic, heavily pretreated EGFR exon 20 mutant NSCLC, a group for which no targeted agents have proved to be effective to date. This data is summarized below:

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

We expect to announce topline clinical results from Cohort 1 in December 2019, and expect topline results for Cohort 2 in mid-2020.
In addition, a basket study has been initiated to investigate poziotinib in patients with EGFR or HER2 mutation-positive malignant solid tumors in an investigator-led study, with the first patient enrolled at MD Anderson.
ROLONTIS, a novel long-acting G-CSF:
We submitted our updated Biologics License Application ("BLA") for ROLONTIS with the FDA on October 24, 2019. In March 2019, we voluntarily withdrew our December 2018 BLA for ROLONTIS due to the FDA’s request for additional information in the Chemistry, Manufacturing, and Controls (CMC) section. Our BLA is supported by data from two identically designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy.
In June 2019, integrated results from ADVANCE and RECOVER were presented during a poster session at the 2019 Meeting of the American Society of Clinical Oncology. The integrated efficacy and safety data from both trials were consistent with results from the individual trials, demonstrating that ROLONTIS was non-inferior to pegfilgrastim in the reduction of duration of severe neutropenia in all four cycles of treatment. The integrated data also demonstrated that eflapegrastim provided an absolute risk reduction of severe neutropenia of 6.5% compared to pegfilgrastim in Cycle 1.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:

•	Revenue recognition;

•	Income taxes;

•	Stock-based compensation; and

•	Litigation accruals (as required).

RESULTS OF OPERATIONS
Operations Overview – Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Revenues (Note 1(b))	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	13,126	13,108	46,308	46,115
Research and development	17,167	15,314	56,035	45,274
Total operating costs and expenses	30,293	28,422	102,343	91,389
Loss from continuing operations before other income (expense) and income taxes	(30,293)	(28,422)	(102,343)	(91,389)
Interest income (expense), net	1,521	(12)	4,076	(484)
Other income (expense), net	2,015	(40,880)	(5,547)	17,583
Loss from continuing operations before income taxes	(26,757)	(69,314)	(103,814)	(74,290)
Benefit for income taxes from continuing operations	200	142	8,654	839
Loss from continuing operations	(26,557)	(69,172)	(95,160)	(73,451)
Income from discontinued operations, net of income taxes (Note 11)	572	454	21,625	2,659
Net loss	$(25,985)	$(68,718)	$(73,535)	$(70,792)
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Operating Expenses

	Three months ended September 30,
	2019	2018	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$13.1	$13.1	$—	—%
Research and development	17.2	15.3	1.9	12.4%
Total operating costs and expenses	$30.3	$28.4	$1.9	6.7%
Selling, General and Administrative. Selling, general and administrative expenses remained consistent with the prior year period.
Research and Development. Research and development expenses increased by $1.9 million in the current period. The increase is primarily due to a $2.4 million increase in expenses related to clinical development initiatives for poziotinib, partially offset by overall reductions in personnel-related costs compared to the prior year period.
Total Other Income (Expense)

	Three months ended September 30,
	2019	2018	$ Change	% Change
	($ in millions)
Total other income (expense)	$3.5	$(40.9)	$44.4	108.6%
Total other income (expense) increased by $44.4 million primarily due to $2 million of unrealized gain for the mark-to-market of our CASI equity securities in the current period (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements), as compared to $40.9 million of unrealized loss for these securities during the prior year period. In addition, interest income on our investments increased $0.7 million, while interest expense decreased $0.8 million due to the December 2018 maturity of our 2013 Convertible Notes (see Note 8).

Income Taxes

	Three months ended September 30,
	2019	2018	$ Change	% Change
	($ in millions)
Benefit for income taxes from continuing operations	$0.2	$0.1	$0.1	100.0%
For the three months ended September 30, 2019 and 2018, we reported pre-tax losses from continuing operations and pre-tax income from discontinued operations. This requires our application of intraperiod tax allocation guidance (see Note 10 to the accompanying Condensed Consolidated Financial Statements), resulting in the presented income tax benefit values (though is not indicative of income tax refunds due to us).  Further, the income tax benefit value in each period is substantially offset by the corresponding income tax provision in each period within “discontinued operations”.

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine months ended September 30,
	2019	2018	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$46.3	$46.1	$0.2	0.4%
Research and development	56.0	45.3	10.7	23.6%
Total operating costs and expenses	$102.3	$91.4	$10.9	11.9%
Selling, General and Administrative. Selling, general and administrative expenses increased by $0.2 million in the current period. This increase is primarily due to $1.5 million of employee severance expense and $0.6 million of transaction costs related to the Commercial Product Portfolio Transaction in March 2019, partially offset by $1.8 million of decreased legal and consulting costs (substantially related to non-recurring expenses associated with the termination of our former chief executive officer).
Research and Development. Research and development expenses increased by $10.7 million in the current period. This increase is primarily due to (i) $4.4 million increase of clinical development initiatives for poziotinib, (ii) $7.3 million of additional manufacturing and consulting costs associated with ROLONTIS, (iii) $2.8 million licensee fee for the FIT drug delivery platform and two early-stage drugs in April 2019 (see Note 9(b)(iii)), and (iv) $0.3 million of severance expense for research and development employees related to the Commercial Product Portfolio Transaction. These increases were partially offset by a $4.1 million decrease in ROLONTIS clinical trial expenses with the completion of the ADVANCE and RECOVER clinical studies in the first-half of 2018.
Total Other (Expense) Income

	Nine months ended September 30,
	2019	2018	$ Change	% Change
	($ in millions)
Total other (expense) income	$(1.5)	$17.1	$(18.6)	(108.8)%
Total other (expense) income decreased by $18.6 million primarily due to $9.7 million of unrealized loss for the mark-to-market of our CASI equity securities in the current period (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements), as compared to $17.7 million of unrealized gain in the prior year period. The recognized expense from this decline in CASI stock value was partially offset in the current period by (i) $2.7 million of realized gain from the sale of 1.5 million shares of CASI through a forward-sales contract that settled in April 2019 (see Note 7), (ii) $2.7 million interest expense decrease due to the December 2018 maturity of our 2013 Convertible Notes (see Note 8), (iii) $1.9 million increase in interest income on our investments, (iv) $0.8 million increase in the value of deferred compensation plan assets (see Notes 3(e) and 3(i)), and (v) $0.7 million of billable services rendered to Acrotech as part of a transition services agreement that expired in May 2019 (see Note 12).

Income Taxes

	Nine months ended September 30,
	2019	2018	$ Change	% Change
	($ in millions)
Benefit for income taxes from continuing operations	$8.7	$0.8	$7.9	987.5%
For the nine months ended September 30, 2019 and 2018, we reported pre-tax income from discontinued operations and pre-tax losses from continuing operations. This requires our application of intraperiod tax allocation guidance (see Note 10 to the accompanying Condensed Consolidated Financial Statements), resulting in the presented income tax benefit in each period (though such amounts are not indicative of income tax refunds due to us). Further, these values in each period are substantially offset by the corresponding income tax provision in each period within “discontinued operations”.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2019	December 31, 2018	September 30, 2018
	(in thousands, except financial metrics data)
Cash, cash equivalents, marketable securities, and restricted cash	$251,802	$203,988	$220,555
Accounts receivable, net	$483	$29,873	$29,485
Total current assets	$272,717	$250,688	$267,450
Total current liabilities	$47,794	$86,474	$100,945
Working capital surplus (a)	$224,923	$164,214	$166,505
Current ratio (b)	5.7	2.9	2.6

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $103.4 million for the nine months ended September 30, 2019, as compared to $50.1 million in the prior year period. For the nine months ended September 30, 2019 and 2018, our cash collections from customers totaled $40.8 million and $91.9 million, respectively. For the nine months ended September 30, 2019 and 2018, our aggregate cash payments for products, services, chargebacks, and rebates paid to our employees, vendors, and product end-users were $170.8 million and $153.5 million, respectively.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $66.1 million for the nine months ended September 30, 2019, as compared to $4.1 million during the prior year period. The cash provided by investing activities for the nine months of 2019 substantially relates to (i) $158.8 million of proceeds received from the sale of our Commercial Product Portfolio (see Note 11 to the accompanying Condensed Consolidated Financial Statements), (ii) $38.5 million of proceeds from maturities of our marketable securities (see Note 3(a)), and (iii) $5.1 million of proceeds received from our sale of CASI stock (see Note 7). These proceeds were partially offset by (i) $127.6 million of purchases of investment instruments beginning in the second quarter of 2019 (see Note 3(a)) and (ii) $8.7 million of equipment purchases substantially related to ROLONTIS manufacture (see Note 3(b)).
Net Cash Provided by (Used In) Financing Activities
Net cash provided by financing activities was $8.6 million for the nine months ended September 30, 2019, as compared to net cash used in financing activities of $14.5 million in the prior year period. Our cash provided by financing activities during the first nine months of 2019 relates to (i) $6.4 million of proceeds from the issuance of common stock at exercise of employee stock options, (ii) $1.8 million of proceeds received from common shares sold under an at-the-market-issuance sales agreement (see Note 13), and (iii) $0.4 million of proceeds from employee stock purchases under our employee stock purchase plan. In the prior year, we operated as the counterparty when our employees exercised stock options or had RSA vesting, concurrently retired such shares, and then made tax remittances on behalf of these employees, resulting in cash use of $27.7 million that did not recur in current year period.

Sale of Common Stock Under ATM Agreements
We entered into a new collective at-market-issuance (ATM) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”) connected to our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019.
The April 2019 ATM Agreement allows us to raise aggregate gross proceeds of $150 million from the periodic sales of our common stock on the public market. Through September 30, 2019, we raised aggregate gross net proceeds of $1.8 million under this ATM. These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of our in-development drug candidates, including hiring and building inventory supply, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital.
There were no sales of our common stock under the April 2019 ATM Agreement during the three months ended September 30, 2019.
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
We believe that our $252 million in aggregate cash and equivalents, marketable securities, and restricted cash as of September 30, 2019 is sufficient to fund our current and planned operations. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital on terms favorable to us or our current stockholders, if at all.

Proceeds From the Commercial Product Portfolio Transaction
On March 1, 2019, we completed the sale of our Commercial Product Portfolio to Acrotech (See Note 1(b)) to the accompanying Condensed Consolidated Financial Statements). Upon the closing of the Commercial Product Portfolio Transaction, we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 5, 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to the Commercial Product Portfolio.
We are using the proceeds from the Commercial Product Portfolio Transaction to advance our in-development drug pipeline, as well as provide for our general working capital requirements.

Off-Balance Sheet Arrangements
As of September 30, 2019, we have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
On March 1, 2019, we completed the Commercial Product Portfolio Transaction. Substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio were transferred to Acrotech at closing as previously disclosed in Note 17(b) and our Contractual Obligations table for applicable “purchase orders” and “contingent milestone obligations” and “drug development liability” within Item 7 to our 2018 Annual Report on Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in foreign currency exchange rates, prices of raw materials for drug production, and changes in the value of our equity holdings. We believe that these risks have been appropriately addressed for our business as further discussed below.
Foreign currency: We have limited exposure to currency exchange rate fluctuations for our cash receipts in foreign currency from license partners, as well as payments we make to employees, vendors, and license partners in foreign currency (typically in Euros, Canadian dollars, or Indian rupees). We further mitigate this limited risk by maintaining a fraction of our cash in these foreign currencies for our current operational needs. A hypothetical 10% change in these foreign exchange rates would not be material to our reported operating results and period-end financial position due to minimal amounts held in foreign currency-denominated bank accounts during 2019.
Raw materials: Our in-development drug products are produced with active pharmaceutical ingredients (API). These raw material prices are not highly volatile for us. A hypothetical 10% change in API costs would not be material to our reported operating results and period-end financial position. Our current year API purchases through September 30, 2019 aggregated $8.7 million. To secure required drug supply and raw material pricing, we enter into various agreements that provide stable and predictable pricing for our planned clinical and commercial business needs.
Equity price: We hold publicly-traded equity securities, received as part of out-license consideration (see Note 3(a) to our Condensed Consolidated Financial Statements). At September 30, 2019, the market value of these equity holdings was $33.6 million. Our monetization of this value is subject to changes in market prices at the time of sale, thus a hypothetical 10% change in market value (whether realized or unrealized) would be material to our reported operating results and period-end financial position in 2019. We have evaluated this share price risk and decided to not enter into derivative contracts for potential risk mitigation.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Limitations on Ensuring the Effectiveness of Internal Controls
An internal control system, no matter how well conceived and operated, cannot provide more than reasonable assurance that its objectives are completely met due to inherent limitations. Accordingly, no evaluation can provide absolute assurance that all internal control issues within a company have been detected. As part of our ongoing activities, we continuously seek to improve the efficiency and effectiveness of our business operations and accompanying internal controls.

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

SPECTRUM PHARMACEUTICALS, INC.

Date:	November 7, 2019	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)