Form 10-K
period 2019-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2020-03-02
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $600,699,845 (based upon the $8.61 per share closing sale price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 28, 2019, the last trading date of the registrant’s most recently completed second fiscal quarter).
As of February 21, 2020, approximately 113,689,862 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed on or before April 29, 2020, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
PART I
ITEM 1. BUSINESS
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management. We plan to build out our commercial and marketing capabilities in the second half of 2020 to prepare for the launch of ROLONTIS.
We have three drugs in development:

•
ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia which has been filed with the FDA and has a Prescription Drug User Fee Act (“PDUFA”) date of October 24, 2020;

•	Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations; and

•
Anti-CD20-IFNá, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma (“NHL”) patients (including diffuse large B-cell lymphoma).

Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment of which $4 million was held in escrow until November 5, 2019. We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
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
According to the American Cancer Society’s publication Cancer Facts & Figures 2019, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.7 million new cancer cases were expected to be diagnosed in 2019 and approximately 607,000 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 80% of all cancers are diagnosed in people 55 years of age or older. In the U.S., approximately 39 out of 100 men and 38 out of 100 women will develop cancer during their lifetime. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective in the different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.
Product Portfolio
Our product portfolio consists of in-development drug products for the treatment of cancer patients. Serious adverse effects (“SAEs”) in patients from these products could result in the refusal/removal of regulatory approval and have a negative impact on future sales. See our specific SAE risk factor within Item 1A. Risk Factors – Risks Related to Our Business --Reports of adverse events or safety concerns involving our in-development products or similar agents, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Product Pipeline
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
In October 2019, integrated results from our pivotal Phase 3 studies (ADVANCE Study, or SPI-GCF-301and RECOVER Study, or SPI-GCF-302) were presented during a poster session at the 2019 Meeting of the American Society of Clinical Oncology (ASCO) Symposium in San Francisco. The integrated efficacy and safety data from both trials were consistent with results from the individual trials, demonstrating that ROLONTIS was non-inferior to pegfilgrastim in the reduction of duration of severe neutropenia in all four cycles of treatment. The integrated data also demonstrated that eflapegrastim provided an absolute risk reduction of severe neutropenia of 6.5% compared to pegfilgrastim in Cycle 1.

We submitted our updated Biologics License Application (“BLA”) for ROLONTIS with the FDA on October 24, 2019. As previously announced, the BLA was accepted for review by the FDA on December 20, 2019. Our Prescription Drug User Fee Act date for the FDA’s potential approval of ROLONTIS has been set for October 24, 2020.
Poziotinib

Poziotinib is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (EGFR) family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations or over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer.

Our clinical development program for poziotinib is focused on previously treated NSCLC, first-line treatment of NSCLC and treatment of other solid tumors with EGFR or HER2 mutations. NSCLC tumors with EGFR or HER2 exon 20 insertion mutations are rare and have generally not been responsive to other tyrosine kinase inhibitors. Patients with these mutations have a poor prognosis, and available treatment options are limited. Poziotinib, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of tumors with EGFR or HER2 exon-20 insertion mutations.

In collaboration with The University of Texas MD Anderson Cancer Center (“MD Anderson”), an investigator sponsored Phase 2 trial was initiated in NSCLC patients with EGFR or HER2 exon 20 mutations (the “MD Anderson Phase 2 Trial”) in March 2017. In September 2018 we announced preliminary poziotinib data from the MD Anderson Phase 2 Trial which were released during an oral presentation at the IASLC 19th World Conference on Lung Cancer. This Phase 2 trial demonstrated anti-tumor activity for poziotinib in metastatic, heavily pretreated EGFR exon 20 mutant NSCLC. This data is summarized below:

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

In October 2017, we announced the start of a pivotal Phase 2 global study with active sites in the U.S., Canada and Europe (“ZENITH20”). The ZENITH20 study consists of seven cohorts of NSCLC patients. Cohorts 1 (EGFR) and 2 (HER2) have completed enrollment of previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) are currently enrolling first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is objective response rate (ORR). Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.
On December 26, 2019, we announced that the pre-specified primary endpoint in its Phase 2 clinical trial evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations was not met in Cohort 1 of the ZENITH20 trial. Cohort 1 enrolled a total of 115 patients who received 16 mg/day of poziotinib. The intent-to-treat analysis showed that 17 patients had a response (by RECIST) and 62 patients had stable disease for a 68.7% disease control rate (DCR). The confirmed objective response rate (ORR) was 14.8% (95% Confidence Interval (CI) 8.9%-22.6%). The median duration of response was 7.4 months and progression free survival was 4.2 months. The safety profile was in-line with other second-generation EGFR tyrosine kinase inhibitors. The results for this cohort have been accepted for a podium presentation at the 11th Annual Congress on Pulmonary and Respiratory Medicine in Amsterdam in March 2020. We expect to announce topline results for Cohort 2 in mid-2020 and for Cohort 3 by the end of 2020.
In addition, a basket study has been initiated to investigate poziotinib in patients with EGFR or HER2 mutation-positive malignant solid tumors in an investigator-led study, with the first patient enrolled by MD Anderson in late 2019.
Anti-CD20-IFNá
On April 15, 2019, we executed a license agreement with ImmunGene, Inc. (“ImmunGene”) for an antibody-interferon fusion molecule directed against CD20 (Anti-CD20-IFNá) and is in Phase 1 development for treating relapsed or refractory NHL, including diffuse large B-cell lymphoma patients (representing a considerable unmet medical need). Under the terms of this agreement, we received the exclusive rights to commercialize this drug for any indication, and are financially responsible for the clinical and regulatory development programs.

***

For information on our net loss, see Item 8 of Part II to this Annual Report on Form 10-K. Additionally, for information regarding possible adverse events or safety concerns regarding our development stage products, see Item 1A. Risk Factors - Risks Related to Our Business - Reports of adverse events or safety concerns involving each of our products or similar agents, sold by us or our development partners and/or licensees, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Manufacturing
We currently do not have internal manufacturing capabilities. All of our products are/were manufactured by third parties that specialize in these services. We expect to continue to contract with third-parties for our manufacturing and packaging requirements, including active pharmaceutical ingredients (API) and finished-dosage products. We believe that our current agreements provide sufficient capacity to support our clinical requirements and anticipated commercial demand for our products. Where feasible, we maintain secondary supplier sources for our drug products to mitigate the risk of over-reliance on any single supplier. We attempt to prevent supply disruption through our executed supply agreements, appropriate forecasting, and maintaining base stock levels.

Competition

The pharmaceutical industry is characterized by rapidly-evolving technology and intense competition, which we expect to persist. Many companies are engaged in research and development of compounds that are similar to ours – both commercialized and in development, which fosters continuous innovation. In the event that one or more of our competitor’s programs are successful, the market for some of our drug products could be reduced or eliminated. Any product for which we obtain FDA approval must also compete for market acceptance and market share.
Our successful marketing of branded products, upon FDA approval, depends primarily on the ability to communicate the effectiveness, safety, and value of the products to healthcare professionals in private practice, group practices, hospitals, academic institutions, and managed care organizations. Competition for branded drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery, and specific clinical benefits over competitive drug therapies. Unless our products are shown to be differentiated, i.e., have a better safety profile, efficacy, and cost-effectiveness, compared to other alternatives, they may not gain acceptance by medical professionals and may therefore never be commercially successful.
Companies that have products on the market or in research and development that target the same indications as our in-development products or new compounds sought include, among others: Amgen, Inc., Coherus BioSciences, Mylan Pharmaceuticals, Inc., Sandoz, AstraZeneca plc, Takeda Pharmaceutical Company Ltd, Rain Therapeutics Inc., Janssen Research & Development, Taiho Pharmaceutical Co., Ltd., Cullinan Oncology, LLC, Genetech, Inc., Gilead Sciences, Inc., and Novartis International AG.
Each of the aforementioned companies may be more advanced in the development of competing drug products. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancer types and have substantially greater resources and expertise than we do.
We believe that the current competitive landscape for each of our key in-development products, is as follows:

(a)
ROLONTIS is a novel long-acting granulocyte colony-stimulating factor that employs a proprietary technology that prolongs the duration of biologics, reducing the frequency of administration. There is currently one novel long-acting G-CSF and three biosimilar G-CSFs marketed in the United States including, Neulasta® (pegfilgrastim), marketed by Amgen, Inc., UDENYCA™ (pegfilgrastim-cbqv), a biosimilar marketed by Coherus BioSciences, Fulphila® (pegfilgrastim-jmdb), a biosimilar marketed by Mylan Pharmaceuticals, Inc., and Ziextenzo® (pegfilgrastim-bmez), a biosimilar marketed by Sandoz, which recently received FDA approval during the fourth quarter of 2019.

(b) Poziotinib is a novel investigational, oral, quinazoline-based pan-HER inhibitor that irreversibly blocks signaling through the EGFR family of tyrosine-kinase receptors, including human epidermal growth factor receptor (HER1\ErbB1/EGFR), HER2 (ErbB2), and HER4 (ErbB4), as well as HER receptor mutations. Poziotinib’s development program is primarily focused on advanced NSCLC patients harboring exon 20 insertion mutations in both HER1/Erb1/EGFR and HER2(ErbB2). At present there are no FDA approved therapies for metastatic NSCLC patients with EGFR or HER2 exon 20 insertion mutations.

There are a number of other targeted therapies focused on this subtype of NSCLC that are in early clinical investigation by our potential competitors, including: TAK788 - Takeda Pharmaceutical Company Ltd, TAGRISSO (Osimertinib) - AstraZeneca, Tarlox (tarloxotinib) - Rain Therapeutics Inc., DS-8201a - Daiichi Sankyo, JNJ-61186372- Janssen Research & Development, and CLN081 - Taiho Pharmaceutical Co., Ltd., and Cullinan Oncology, LLC.

(c) Anti-CD20-IFNá is in Phase 1 development for treating relapsed or refractory NHL, including diffuse large B-cell lymphoma. There are a number of targeted and immune-therapies approved for NHL, including Rituxan (rituximab) and Polivy (polatuzumab-vedotin-piiq) - Genentech, Inc., Yescarta (axicabtagene ciloleucel) - Gilead Sciences, Inc., and Kymriah (tisagenlecleucel) - Novartis International AG, as well as many other targeted and immune-therapies in clinical investigation for NHL.
Research and Development
New drug development is the process whereby drug product candidates are tested for the purpose of filing a New Drug Application (“NDA”) or a BLA, in the U.S. (or similar filing in other countries). Obtaining marketing approval from the FDA or similar regulatory authorities outside of the U.S. is an inherently uncertain, lengthy, and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is particularly uncertain and lengthy.

Our in-development products are summarized below:
Our research and development expenses for drug development are comprised of our personnel expenses, contracted services with third parties, license fees and milestone payments to third parties, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2019, 2018, and 2017:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2019	2018	2017
ROLONTIS	$21,920	$31,612	$20,254
Poziotinib	28,092	18,272	6,761
Anti-CD20-IFNá	3,428	—	—
Other in-development indications/drugs	145	151	153
Total — Direct costs	53,585	50,035	27,168
Add: General research and development expenses (including personnel costs that correspond to more than one in-development project)	25,747	25,122	24,357
(Less): Reimbursements from development partners	(7)	—	—
Total research and development expenses from continuing operations	$79,325	$75,157	$51,525

Total research and development expenses included in discontinued operations (Note 12) for drug products sold as part of Commercial Product Portfolio Transaction	$2,624	$19,799	$14,370
Patents and Proprietary Rights
Overview
We in-license from third parties certain patents and related intellectual property rights related to our proprietary drug products. Under most of these license arrangements, we are generally responsible for all development, patent filing, prosecution, and maintenance costs, sales, marketing and liability insurance costs related to the drug products.
In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably utilize the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business. For more information regarding these arrangements see Note 10(b), “Financial Commitments & Contingencies and Key License Agreements,” to our accompanying Consolidated Financial Statements.
The protection, preservation, and infringement-free commercial utilization of these patents and related intellectual property rights are very important to the successful execution of our strategy. However, the issuance of a patent is neither conclusive as to its validity nor as to the enforceable scope of the claims of the patent. Accordingly, our patents and the patents we have licensed may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not allowed or, even if allowed and issued as patents, if such patents or the patents we have in-licensed are circumvented or not upheld in a court of law or in administrative proceedings, including oppositions, re-examinations or inter parties review (“IPR”), our ability to competitively utilize our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially sell these products may be diminished.
From time-to-time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.
In-Development Drug Products - Patents and Licenses Summary
We believe that our patents and licenses are critical to operating our business, as summarized below.
ROLONTIS: Composition of matter patents covering ROLONTIS are due to expire in 2025 in the U.S. and in 2024 outside the U.S. We also have a ROLONTIS formulation patent granted in the U.S., Europe, Japan and other countries. The formulation patent will not expire in the U.S. until 2031. One of these patents is eligible for possible patent term extension following regulatory approval of ROLONTIS. ROLONTIS is also covered by additional patents and pending applications claiming various aspects of the technology and formulation that are due to expire between 2024 and 2030.

Poziotinib: A composition of matter patent covering poziotinib is due to expire in 2028. Poziotinib is also covered by additional patents and patent applications covering its formulations and synthetic processes which will expire between 2032 and 2034. We have licensed patent applications covering the use of poziotinib that if granted, would expire in 2037.
Anti-CD20-IFNá: We currently have licensed patents covering products derived from the FIT platform that will last through 2032.
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
In addition to the specific intellectual property subjects discussed above, we have trademark registrations in the U.S. for Spectrum Pharmaceuticals, Inc.®, and ROLONTIS®. We also have trademarks for the Spectrum Pharmaceuticals’ logos. Any other trademarks are the property of their respective owners.
Product Exclusivity
The Patent Protection and Affordable Care Act (“PPACA”) provides exclusivity protections for certain innovator biological products and a framework for FDA review and approval of biosimilar and interchangeable versions of innovator biologic products. The PPACA provides that no application for a biosimilar product may be approved until 12 years after the date on which the innovator product was first licensed, and no application may be submitted until four years after the date of the first licensure. Products deemed interchangeable (as opposed to biosimilar) are also eligible for certain exclusivity.
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
Abbreviated New Drug Application (“ANDA”): An ANDA is an abbreviated new drug application for generic drugs created by the Hatch-Waxman Act. When a company files an ANDA, it must make a patent certification regarding the patents covering the branded product listed in the FDA’s Orange Book. The ANDA drug development process generally takes less time than the NDA drug development process since the ANDA process usually does not require new clinical trials establishing the safety and efficacy of the drug product.
Breakthrough Therapy Designation (“BTD”): A BTD is available from the FDA for drugs or drug combinations used to treat serious or life-threatening disease conditions based on preliminary clinical evidence that the drug may offer substantial improvement over existing therapies. FDA may grant priority approval to breakthrough drug indications. FDA may also grant accelerated approval and priority review for drugs that fill an unmet medical need. An advantage to this designation is that clinical trials may use surrogate endpoints to predict clinical benefit, requiring less time than other objective endpoints such as overall survival.
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
With respect specifically to information submitted to the FDA in support of marketing applications, the FDA, under its Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy, can significantly delay the approval of a marketing application, or seek to withdraw an approved application where it identifies fraud or discrepancies in regulatory submissions. Such actions by the FDA may significantly delay or suspend substantive scientific review of a pending application during validity assessment or remove approved products from the market until the assessment is complete and questions regarding reliability of the data are resolved. In addition, the Generic Drug Enforcement Act of 1992 (the “Generic Drug Enforcement Act”) established penalties for wrongdoing in connection with the development or submission of an ANDA. Under the Generic Drug Enforcement Act, the FDA has the authority to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties.
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
The Patient Centered Outcomes Research Institute, or the Institute, a private, non-profit corporation created as a result of the PPACA, is tasked with assisting patients, clinicians, purchasers, and policy-makers in making informed health decisions. One of the Institute’s initiatives will be to conduct comparative clinical effectiveness research, which is defined as “research evaluating and comparing health outcomes and the clinical effectiveness, risks, and benefits of two or more medical treatments, services, and items.” It is important to note that the Institute would not be permitted to mandate coverage, reimbursement, or other policies for any public or private payer, however, the outcome of the Institute’s initiatives could influence prescriber behavior.
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
Employees
As of December 31, 2019, we had 146 employees (as compared to 235 employees as of December 31, 2018), 6 of whom hold an M.D. degree and 24 of whom hold a Ph.D. degree. Upon the closing of the Commercial Product Portfolio Transaction on March 1, 2019, we reduced our staff by 87 employees, the majority of which transitioned to Acrotech.
We believe that the success of our business will depend, in part, on our ability to attract and retain uniquely qualified personnel. Our employees are not part of any collective bargaining agreements and we believe that we have good relations with our employees.

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
On March 1, 2019, we completed the sale of our Commercial Product Portfolio to Acrotech. Though we presently do not have product sales, our business strategy continues to involve the development of our late-stage assets through commercialization (upon potential FDA approval) and sourcing of additional assets that are synergistic with our existing portfolio.
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

We are currently conducting clinical trials for poziotinib. This product will require significant further development, including financial resources and personnel to possibly obtain regulatory approval. We submitted our updated BLA for ROLONTIS with the FDA on October 24, 2019 in response to the FDA’s request for additional information in the Chemistry, Manufacturing, and Controls (CMC) section. This BLA was accepted by the FDA for review on December 20, 2019.

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
Accordingly, FDA officials could interpret such data in different ways than we or our partners do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our institutional review boards, our contract research organizations, or we may suspend or terminate our clinical trials for our drug products. Any failure or significant delay in completing clinical trials for our drug products, or in receiving regulatory approval for the sale of any drugs resulting from our drug products, may severely harm our business and reputation and may cause our stock price to decline. Even if we receive FDA and other regulatory approvals, our drug products may later exhibit adverse effects that may limit or prevent their widespread use, may cause the FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those drug products from the market. Furthermore, there is the risk that additional post-marketing requirements may be imposed by the FDA in the future on our products.
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

•	negative or inconclusive results;

•	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, good clinical practice, or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects experienced by patients during the clinical trials as a result of or resulting from the clinical trial treatments;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	our ability to sustain the quality or stability of the applicable product candidate in compliance with acceptable standards;

•	our inability to produce or obtain sufficient quantities of the applicable product candidate to complete the clinical trials;

•	changes in governmental regulations or administrative actions that adversely affect our ability to continue to conduct or complete clinical trials;

•	negative or problematic FDA inspections of our clinical operations or manufacturing operations; and

•	real or perceived lack of effectiveness or safety.
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
We recently completed the sale of the Commercial Product Portfolio in the Commercial Product Portfolio Transaction. These product sales and royalties represented all of our revenue from commercial operations. We will not generate any further revenue until our pipeline products, including the late-stage development products ROLONTIS and poziotinib, are approved for commercial sale by the FDA and/or other regulatory agencies. There is no guarantee as to when, if ever, our pipeline products will be approved for commercial sale. Accordingly, while we have significant capital resources from this recent sale, we may need to raise additional capital to fund our business operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, it could result in further dilution to our stockholders and adversely impact our stock price.
The pharmaceutical and biotechnology industries are intensely competitive. We are aware of several competitors attempting to develop and market products competitive to our in-development products, which may reduce or eliminate our commercial opportunities in the future.
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our pipeline products target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our future sales. Certain potentially competitive products to our in-development products are in various stages of development, some of which have pending applications for approval with the FDA or have been approved by regulatory authorities in other countries. Also, there are many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products upon potential FDA approval. The introduction of competitive products or the development of technological advances that compete with our products could significantly reduce anticipated future sales, which, in turn would adversely impact our financial and operating results.

Our supply of APIs, and drug products are and will remain dependent upon the production capabilities of contract manufacturing organizations (CMOs) and other third-parties for related supplies and logistical services. Some of these vendors are based overseas. If they are not able to meet our requirements and/or FDA scrutiny, we may be limited in our ability to meet demand for our products, ensure regulatory compliance, or maximize profit on the future sale of our products. In addition, our dependence on these ex-U.S. vendors also subjects us to business interruption risks related to coronavirus (COVID-19), and/or similar outbreaks, which could have a material adverse impact on us.
We have no internal manufacturing capacity for APIs or our drug products. We therefore have entered into agreements with CMOs and other suppliers to supply us with APIs and our finished drug product. Success in the development and marketing of our drug products depends, in part, upon our ability to maintain, expand and enhance our existing relationships and establish new sources of supply. Some of the third-party manufacturing facilities used in the production of APIs and our drug products are located outside the U.S. and require FDA approval of each manufacturing site. The manufacture of APIs and finished drug products, including the acquisition of compounds used in the manufacture of the finished drug product, may require considerable lead times. We have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers.
Our ability to source APIs and drug products is also dependent on providers of logistical services who may be subject to disruptions that we cannot predict or sufficiently plan around. Accordingly, while we do not currently anticipate shortages of supply, circumstances could arise in which we will not have adequate supplies to timely meet our requirements or market demand for a particular drug product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales. In addition, our ability to make a profit on the sale of our drug products depends on our ability to obtain favorable pricing for these arrangements.
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
Finally, our business could be adversely impacted by the effects of the coronavirus outbreak originating in China, or by other epidemics. We source some of our APIs and other materials from Asia, including China and South Korea. Due to our current reliance on these vendors for ROLONTIS and poziotinib supply, we risk disruption in our supply chain (including restrictions on export or shipment), depending on the severity of the coronavirus outbreak and the potential government restrictions placed on our vendors.
Our efforts to acquire or in-license and develop additional drug products may fail and/or our in-licensed products may fail to perform as we anticipate, which might limit our ability to grow our business.
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

Our future sales will depend on coverage and reimbursement from third-party payers and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.

Upon FDA approval, sales of our products are dependent on the availability and extent of coverage and reimbursement, or level of reimbursement, from third-party payers, including government programs and private insurance plans. Governments and private payers may regulate prices, reimbursement levels and/or access to our products to contain costs or to affect levels of use. We rely in large part on the reimbursement of our products through government programs such as Medicare and Medicaid in the U.S., and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.
A substantial portion of our U.S. business is expected to rely on reimbursement from the U.S. federal government under Medicare Part B coverage. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting will be reimbursed under the Medicare Part B Average Sales Price (“ASP”) payment methodology. ASP-based reimbursement of our products under Medicare may be below or could fall below the cost that some medical providers pay for such products, which could materially and adversely affect sales of our products. We also face risks relating to the reporting of pricing data that affect the U.S. reimbursement of and discounts for our products. ASP data are calculated by the manufacturer based on a formula defined by statute and regulation and are then submitted to the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, on a quarterly basis.
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
We are also subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and developing and the subject of significant attention globally. We are subject to the EU’s General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act of 2018, which became effective in January 2020, each of which contemplate substantial penalties. Failure to comply with these laws could result in significant penalties and could have a material adverse effect on our business and results of operations.
Reports of adverse events or safety concerns involving our in-development products or similar agents, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Our in-development products may cause SAEs. In addition to the risk associated with known SAEs, discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, could interrupt, delay or halt clinical trials of such products, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of our products for any or all indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the package inserts based on reports of adverse events or safety concerns or implement a risk evaluation and mitigation strategy, or REMS, which could adversely affect such product’s acceptance in the market. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to demonstrate efficacy in a variety of indications and to better manage side effect profiles of certain of our products may not be successful and there are no assurances that patients receiving our products will not experience SAEs in the future.
Future reports of SAEs or safety concerns involving any of our products could adversely affect our business, results of operations and prospects.
Our dependence on key executives, scientists and sales and marketing personnel could impact the development and management of our business.
We are highly dependent upon our ability to attract and retain qualified scientific, technical sales and marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change, for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. We do not have employment agreements with most of our key scientific, technical, or managerial employees, though have employment agreements with each of our named executive officers. Furthermore, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees.
A significant portion of our revenue has historically been derived from a limited number of distributors - and is expected to persist for our in-development drugs upon potential FDA approval.
We expect that a significant portion of our future revenue will depend on sales to a limited number of distributors. Any distributors we may use comprise a significant part of the distribution network for pharmaceutical products in the U.S. and a small number of large distributors and wholesalers control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through their fee-for-service arrangements. Any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. In addition, any individual distributor could choose to stop selling some or all of our products at any time, and without notice. If we lose our relationship with any of our future significant distributors, we would experience disruption and delays in marketing our products and could also experience declines in our revenues which in turn could materially adversely impact our financial condition.

Our business depends upon the continued customer support efforts of distributors.
In the U.S., we plan to sell our products to a small number of distributors who in turn will sell-through to patient health care providers. These distributors will also provide multiple logistics services relating to the distribution of drug products, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We will not promote products to these distributors and they do not set or determine demand for products. The use of distributors involves certain risks, including, but not limited to, risks that these distributors will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our products or complaints about our products;

•	not purchase sufficient inventory on hand to fulfill end user orders in a timely manner;

•	be unable to satisfy financial obligations to us or others; and

•	cease operations.
Any such actions may result in decreased sales of our products, upon potential FDA approval, which would harm our business.
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
Volatile economic conditions may not only limit our access to capital, but may also make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause businesses to slow spending on our products, which would delay and lengthen future sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In addition, adverse economic conditions could also adversely impact our suppliers’ ability to provide us with materials which would negatively impact on our business, financial condition, and results of operations.
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

Companies that have products on the market or in research and development that target the same indications as our products include, among others: Amgen, Inc., Coherus BioSciences, Mylan Pharmaceuticals, Inc., Sandoz, AstraZeneca plc, Takeda Pharmaceutical Company Ltd, Rain Therapeutics Inc., Janssen Research & Development, Taiho Pharmaceutical Co., Ltd., Cullinan Oncology, LLC, Genetech, Inc., Gilead Sciences, Inc., and Novartis International AG.
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

If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, our financial position, results of operations, and cash flows may be materially and negatively impacted.
On March 1, 2019, we completed the sale of the “Commercial Product Portfolio to Acrotech. We contractually retained all obligations related to our estimated allowances for discounts, returns, rebates and chargebacks for sales made on and prior to such date. Our former FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products to us beginning at its expiration date and within six months thereafter. Our former EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months following its expiration date (as well as for overstock inventory, as determined by end-users). We authorize returns for damaged products and exchanges for expired products in accordance with our returned goods policy and procedures. Also, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, GPOs, pharmacies or other retail customers. The product revenue we recognized through March 1, 2019 was net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates required subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies.
A chargeback is the difference between the price the wholesaler pays us (wholesale acquisition cost, or WAC) and the price that the wholesaler’s customer pays for our product (contracted customer). Our products were subject to certain programs with federal government qualified entities whereby pricing on products is discounted to such entities and results in a chargeback claim to us, or for us to bill certain qualifying Public Health Service end-users at government-mandated pricing. To the extent that our sales to discount purchasers, such as federal government qualified entities, increases, chargeback claims will also increase. There may be significant lag time between our original sale to the wholesaler and our receipt of the corresponding government chargeback claims from our wholesalers.
Our products are subject to state government-managed Medicaid programs, whereby rebates for purchases are issued to participating state governments. These rebates arise when the patient treated with our products is covered under Medicaid. Our calculations require us to estimate end-user and patient mix to determine which of our sales will likely be subject to these rebates. There is a significant time lag in us receiving these rebate notices (generally several months after our sale is made). Our estimates are based on our historical claims from participating state governments, as supplemented by management’s judgment.
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
The marketing and sale of our products upon applicable regulatory approval may be adversely affected by the marketing and sales efforts of third parties who sell our products or similar products outside of our territories.
We have only licensed the rights to develop and market our products in limited territories. Other companies can market and sell the same products in other parts of the world upon local regulatory approvals. If negative publicity is associated with our products or similar products sold by third parties in their territories, our own efforts to successfully market and sell our products in our territories may be adversely impacted.

Our business strategy requires that we engage in transactions that increase our capital requirements, cause us to incur debt or assume contingent liabilities, and possibly dilute our stockholders.
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
Accordingly, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to effectively manage our growth through acquisition or in-licensing transactions could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.

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
We have incurred net losses in each of the years ended December 31, 2019, 2018, and 2017, respectively. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect that in the foreseeable future we will continue to spend substantial amounts on research and development to further develop and potentially commercialize poziotinib, ROLONTIS, and our FIT platform. Accordingly, we expect to continue to incur net losses in the foreseeable future and may not achieve profitability for some time, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
Our future sales and operations will be subject to the risks of doing business internationally.
International markets may subject us to many risks that could adversely affect our business and revenues, such as:

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
We also rely on trademarks to protect the names of our products. These trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive. Some of our trademarks are owned by, or assignable to, our licensors and, upon expiration or termination of the applicable license agreements, we may no longer be able to use these trademarks. If we are unable to adequately protect our technology, trade secrets or proprietary know-how, or enforce our patents and trademarks, our business, financial condition and prospects could suffer.
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
Rapid bio-technological advancement may render our future drug products obsolete before we are able to recover expenses incurred in connection with their development. As a result, we may never become profitable.
The pharmaceutical industry is characterized by rapidly evolving biotechnology. Biotechnologies under development by other pharmaceutical companies could result in treatments for diseases and disorders for which we are developing our own treatments. Several other companies are engaged in the research and development of compounds that are similar to our efforts. A competitor could develop a new biotechnology, product or therapy that has better efficacy, a more favorable side-effect profile or is more cost-effective than one or more of our in-development products and thereby cause our future products to become commercially obsolete. Some of our in-development products may become obsolete before we recover the expenses incurred in their development. As a result, such products may never become profitable.
Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our product candidates abroad.
We intend to market certain of our future product candidates in and outside of the U.S. In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals according to the applicable domestic laws and regulations. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as other risks specific to the jurisdictions in which we may seek approval. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not necessarily ensure approval by regulatory authorities in other countries.

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
The future sale of our products will be (and has historically been) subject to regulatory approvals and requirements. If we are unable to obtain regulatory approval for our product candidates, or if we fail to comply with governmental regulations, we will be limited in our ability to commercialize our products and product candidates and/or will be subject to penalties.
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

In addition, the Company is subject to the federal False Claims Act, or the FCA, as well as the false claims laws of several states. The FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Suits filed under the FCA, known as “qui tam” actions, can be brought by any private individual on behalf of the government and such private individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a FCA action. When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states also have enacted laws modeled after the federal FCA.

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
The discovery of previously unknown safety risks with potential drug products approved to go to market may raise costs, prevent us from marketing such products, or require us to change the labeling of our products or take other potentially limiting or costly actions.
The later discovery of previously unknown safety risks with our potential drug products may result in the imposition of restrictions on distribution or use of the drug product, including withdrawal from the market. The FDA may revisit and change its prior determinations with regard to the safety and efficacy of our products. If the FDA’s position changes, we may be required to change our labeling or to cease manufacture and marketing of the products at issue. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our products if concerns about their safety or effectiveness develop.

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
The laws that may affect our ability to operate include the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally-financed health care programs. This statute applies to arrangements between pharmaceutical manufacturers and prescribers, purchasers and formulary managers. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The federal “Sunshine” requirements pursuant to the Healthcare Reform Law imposed new requirements on (i) manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and teaching hospitals), and (ii) applicable manufacturers and GPOs to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations.

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
We may be subject to product liability claims and may not have sufficient product liability insurance to cover any such claims which may expose us to substantial liabilities.

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
We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.
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
Further, as of December 31, 2019, an aggregate 5.2 million shares of common stock were issuable pursuant to the exercise of outstanding options and the vesting of restricted stock units. Any restricted stock awards that we have granted are included within our outstanding share count even though such awards are subject to service conditions for vesting. Further, 5.9 million shares of common stock were reserved for future issuance under our equity compensation plans.
We are subject to the risks of securities and related litigation, which may expose us to substantial liabilities and could seriously harm our business.

We may be subject to the risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the remaining unresolved actions set forth in Item 3. Legal Proceedings. There can be no assurance that any settlement or liabilities in such actions or any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. While we and our Board of Directors deny the allegations of wrongdoing against us in the unresolved actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolutions. In addition to the potential costs and liabilities, securities litigation could divert management’s attention and resources, which could seriously harm our business.
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
Factors that may cause the market price and volume of our common stock to decrease include, among other things:

•	adverse results or delays in our clinical trials;

•	fluctuations in our results of operations;

•	timing and announcements of our technological innovations or new products or those of our competitors;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	announcements of FDA non-approval of our products, or delays in the FDA or other foreign regulatory review processes or actions;

•	changes in recommendations or guidelines of government agencies or other third parties regarding the use of our products;

•	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

•	concerns about our in-development products being reimbursed at requisite levels in the future;

•	any lawsuit involving us or our products;

•	developments with respect to our patents and proprietary rights;

•	public concern as to the safety of products developed by us or others;

•	regulatory developments in the U.S. and in foreign countries;

•	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of our common stock generally; and

•	loss of any of our key scientific or management personnel.
Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 2, 2019 through February 21, 2020, the closing price of our common stock ranged between $2.53 and $11.84, and the daily trading volume was as high as 21.3 million shares and as low as 0.3 million shares.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 8,000 square feet for our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring October 31, 2021, and we lease 56,000 square feet for our administrative and research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2022. We believe that these leased facilities are adequate to meet our current and planned business needs.
ITEM 3. LEGAL PROCEEDINGS
From time-to-time, we are involved with various legal matters arising from the ordinary course of operating our publicly-traded pharmaceutical business. These legal matters may include product liability claims, intellectual property claims, employment practices claims, shareholder claims, among other general claims. We record liability provisions to our financial statements for such matters when it is both: (1) probable that a payment will be made to the claimant and (2) we can reasonably estimate the payment amount, given all available information.
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
Certain of our legal proceedings are discussed in Note 10(g) - Litigation to our accompanying Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPPI.”

On February 21, 2020, the closing price of our common stock on the NASDAQ Global Select Market was $3.04 per share, and there were 154 holders of record of our common stock.
Stock Performance Graph (1)
The graph below compares the cumulative total stockholder return on $100 invested in our stock on December 31, 2014, the last trading day before our 2015 fiscal year, through the end of fiscal 2019, as compared to the cumulative total return on $100 invested for the same period in the Russell 2000 index and our Peer Group (assuming the reinvestment of all dividends).

In November 2018, the Compensation Committee engaged with two independent executive compensation firms, Radford and Equilar, to conduct an updated review of our executive compensation program, which included an evaluation of our peer group companies. Specifically, the Compensation Committee focused on selecting a comparably sized, industry-affiliated peer group of companies operating within the biotechnology or pharmaceutical industries.
As of December 31, 2019, our peer group consists of the following publicly-traded companies:

ACADIA Pharmaceuticals	Luminex
Aerie Pharmaceuticals	Momenta Pharmaceuticals
Amicus Therapeutics	Omeros
Clovis Oncology	Pacira Pharmaceuticals
Corcept Therapeutics	PTC Therapeutics
Eagle Pharmaceuticals	Repligen
Halozyme Therapeutics	Retrophin
Heron Therapeutics	Supernus Pharmaticeuticals
Intercept Pharmaceuticals	Theravance Biopharma
Ironwood Pharmaceuticals	Vanda Pharmaceuticals
Lexicon Pharmaceuticals

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Spectrum Pharmaceuticals, Inc.	$88	$67	$294	$138	$60
Russell 2000	$96	$116	$133	$118	$148
2019 Peer Group	$108	$94	$114	$95	$113

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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on our before April 29, 2020.
Sale of Equity Securities During the Period
All equity securities that we sold during the period covered by this Form 10-K that were not registered under the Securities Act have been previously reported in our quarterly reports on Form 10-Q or on our current reports on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2019, 2018, and 2017 are included elsewhere in this Annual Report on Form 10-K. The below selected financial data is recast for all periods presented to reflect the sale of the assets and liabilities associated with our Commercial Product Portfolio - see Note 12. We also made certain immaterial corrections to “accounts payable and other accrued liabilities” affecting 2018 and earlier-reported years. These corrections are reflected in the “Selected Balance Sheet Data” below and are further discussed in Note 15 to the accompanying Consolidated Financial Statements.
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

	Year ended December 31,
Selected Statement of Operations Data:	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Revenues (Note 1(b))	$—	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	61,373	62,690	64,759	60,322	63,986
Research and development	79,325	75,157	51,525	42,436	39,781
Loss from continuing operations before other (expense) income and income taxes	(140,698)	(137,847)	(116,284)	(102,758)	(103,767)

Basic and diluted loss per share:
Loss per common share from continuing operations before other (expense) income and income taxes	$(1.27)	$(1.33)	$(1.37)	$(1.41)	$(1.60)

	As of December 31,
Selected Balance Sheet Data:	2019	2018	2017	2016	2015
	(In thousands)
Cash, cash equivalents and marketable securities	$223,873	$203,988	$227,571	$158,469	$139,986
Total assets	$263,433	$390,886	$487,439	$428,768	$419,049
Long term obligations, less current portion	$11,070	$21,150	$26,351	$127,229	$129,849

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. We made certain immaterial corrections to our previously-reported 2018 and 2017 operating results. These corrections are reflected in the below tables and are further discussed in Note 15 to the accompanying Consolidated Financial Statements.
OVERVIEW
Our Business
We are a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management. We plan to build out our commercial and marketing capabilities in the second half of 2020 to prepare for the launch of ROLONTIS.
We have three drugs in development:

•
ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia which has been filed with the FDA and has a Prescription Drug User Fee Act (“PDUFA”) date of October 24, 2020;

•	Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations; and

•
Anti-CD20-IFNá, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma patients (including diffuse large B-cell lymphoma).

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
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the year ended December 31, 2019 and through the filing date of this Annual Report on Form 10-K, we made a strategic shift in our business through executing an agreement to sell the distribution rights to our legacy commercialized drug portfolio. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:

Sale of our Commercial Product Portfolio:
On March 1, 2019, we completed the sale of our Commercial Product Portfolio to Acrotech. Upon closing we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 5, 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.

ROLONTIS, a novel long-acting G-CSF:

We submitted our updated BLA for ROLONTIS with the FDA on October 24, 2019 due to the FDA’s request for additional information in the Chemistry, Manufacturing, and Controls section. The updated BLA was accepted by the FDA for review on December 20, 2019. Our BLA is supported by data from two identically designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. Our PDUFA date for the potential approval of ROLONTIS by the FDA has been set for October 24, 2020.
In October 2019, integrated results from ADVANCE and RECOVER were presented during a poster session at the 2019 Meeting of the American Society of Clinical Oncology (ASCO) Symposium in San Francisco. The integrated efficacy and safety data from both trials were consistent with results from the individual trials, demonstrating that ROLONTIS was non-inferior to pegfilgrastim in the reduction of duration of severe neutropenia in all four cycles of treatment. The integrated data also demonstrated that eflapegrastim provided an absolute risk reduction of severe neutropenia of 6.5% compared to pegfilgrastim in Cycle 1.

Poziotinib, an irreversible tyrosine kinase inhibitor:

In October 2017, we announced the start of a pivotal Phase 2 global study with active sites in the U.S., Canada and Europe (“ZENITH20”). The ZENITH20 study consists of seven cohorts of NSCLC patients. Cohorts 1 (EGFR) and 2 (HER2) have completed enrollment of previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) are currently enrolling first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is objective response rate (ORR). Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.
On December 26, 2019, we announced that the pre-specified primary endpoint in its Phase 2 clinical trial evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations was not met in Cohort 1 of the ZENITH20 trial. Cohort 1 enrolled a total of 115 patients who received 16 mg/day of poziotinib. The intent-to-treat analysis showed that 17 patients had a response (by RECIST) and 62 patients had stable disease for a 68.7% disease control rate (DCR). The confirmed objective response rate (ORR) was 14.8% (95% Confidence Interval (CI) 8.9%-22.6%). The median duration of response was 7.4 months and progression free survival was 4.2 months. The safety profile was in-line with other second-generation EGFR tyrosine kinase inhibitors. The results for this cohort have been accepted for a podium presentation at the

11th Annual Congress on Pulmonary and Respiratory Medicine in Amsterdam in March 2020. We expect to announce topline results for Cohort 2 in mid-2020 and for Cohort 3 by the end of 2020.
In addition, a basket study has been initiated to investigate poziotinib in patients with EGFR or HER2 mutation-positive malignant solid tumors in an investigator-led study, with the first patient enrolled by MD Anderson in late 2019.
In-License of Anti-CD20-IFNá, an antibody-interferon fusion molecule:

In April 2019, we executed an asset transfer, license, and sublicense agreement for an exclusive license for Anti-CD20-IFNá, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma patients (including diffuse large B-cell lymphoma), representing a considerable unmet medical need.
CHARACTERISTICS OF OUR REVENUE AND EXPENSES
The below summarizes the nature of our revenue and operating expense line items within our Consolidated Statements of Operations:
Revenue
On March 1, 2019, we completed the Commercial Product Portfolio Transaction. In accordance with applicable GAAP, the revenue-deriving activities of our sold commercial operation are separately classified as “discontinued” for all periods presented within the accompanying Consolidated Statements of Operations.
The majority of our revenue was derived from sales of our drug products to large pharmaceutical wholesalers and distributors, which we recognized upon title transfer (which is typically at time of delivery), provided our other revenue recognition criteria have been met. We expect that this revenue source and recognition will persist upon the potential FDA approval of ROLONTIS and poziotinib.
To a lesser extent we also derived revenue from (i) upfront license fees, (ii) milestone receipts from our licensees’ sales or regulatory achievements, and royalties from out-licensing our licensees’ sales in applicable territories, and (iii) service revenue from third-parties under certain arrangements for our research and development activities, sales and marketing activities, clinical trial management, and supply chain services conducted for the benefit of third parties. We expect that this revenue source and recognition will persist from our current and future out-license arrangements.
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
Research and Development
Our research and development activities primarily relate to the clinical development of new drugs and costs associated with at-risk manufacture of drug products prior to FDA approval .
These clinical development expenses specifically consist of (i) compensation (including stock-based compensation) and benefits for research and development and clinical and regulatory personnel, (ii) materials and supplies for each project, (iii) consultants, and (iv) associated regulatory and clinical site expenses.
Our research and development manufacture expenses are recognized in the period which the activity occurs and includes (i) our technology transfer costs for production, (ii) FDA qualification costs of our contract manufacturers’ sites, and (iii)

material and service costs associated with our inventory build in anticipation of FDA approval and subsequent commercial launch.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation and presentation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), requires management to establish policies and make estimates and assumptions that affect (i) the amounts of assets and liabilities as of the date presented on the accompanying Consolidated Balance Sheets and (ii) the amounts of revenue and expenses for each year presented in the accompanying Consolidated Statements of Operations.

Our management believes its estimates and assumptions are supportable, reasonable, consistently applied, and in accordance with U.S. GAAP. Nonetheless, estimates are inherently uncertain. As a result, our financial position and operating results could materially differ from the amounts reported within the accompanying Consolidated Financial Statements if management’s estimates require prospective adjustment. Our critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition;

•	Income taxes;

•	Stock-based compensation; and

•	Litigation accruals (as required).
Revenue Recognition
On March 1, 2019, we completed our Commercial Product Portfolio Transaction -- see Note 1(b). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities of our sold commercial operation are separately classified as “discontinued” for all periods presented within the accompanying Consolidated Statements of Operations -- see Note 12.
Required Elements of Our Revenue Recognition: Revenue from our (a) product sales, (b) out-license arrangements, and (c) service arrangements is recognized under ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) in a manner that reasonably reflects the delivery of our goods and/or services to customers in return for expected consideration and includes the following elements:

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
Our gross product sales (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates using the “expected value” method, resulting in our reported “product sales, net” that reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates,

Medicaid rebates, and distribution, data, and GPO administrative fees may be materially above or below the amount estimated, then requiring prospective adjustments to our reported net product sales.
These GTN estimate categories are each discussed below:
Product Returns Allowances: Our customers are contractually permitted to return certain purchased products within the contractual allowable time before/after its applicable expiration date. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns using our historical return rates. Returned products are typically destroyed since substantially all returns are due to their imminent expiry and cannot be resold.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit for income taxes from continuing operations” within the Consolidated Statements of Operations in the period the notice was received.

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

RESULTS OF OPERATIONS
Operations Overview – 2019, 2018, and 2017
We made certain immaterial corrections to our previously-reported 2018 and 2017 operating results. These corrections are reflected in the below tables and are further discussed in Note 15 to the accompanying Consolidated Financial Statements.

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Revenues (Note 1(b))	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	61,373	62,690	64,759
Research and development	79,325	75,157	51,525
Total operating costs and expenses	140,698	137,847	116,284
Loss from continuing operations before other (expense) income and income taxes	(140,698)	(137,847)	(116,284)
Other (expense) income :
Interest income (expense), net	4,996	(340)	(6,798)
Other (expense) income, net	(8,892)	9,580	389
Total other (expense) income	(3,896)	9,240	(6,409)
Loss from continuing operations before income taxes	(144,594)	(128,607)	(122,693)
Benefit for income taxes from continuing operations	9,208	1,901	21,941
Loss from continuing operations	(135,386)	(126,706)	(100,752)
Income from discontinued operations, net of income taxes (Notes 12 and 15)	22,697	5,965	8,563
Net loss	$(112,689)	$(120,741)	$(92,189)

YEAR ENDED DECEMBER 31, 2019 VERSUS DECEMBER 31, 2018

Operating Expenses

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in millions)
Operating expenses:
Selling, general and administrative	61.4	62.7	(1.3)	(2.1)%
Research and development	79.3	75.2	4.1	5.5%
Total operating costs and expenses	$140.7	$137.8	$2.9	2.1%
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.3 million in 2019. This decrease is primarily due to (i) $2.8 million of decreased legal and consulting costs (substantially related to non-recurring expenses associated with the termination of our former chief executive officer and reimbursed legal expenses by our insurance carriers) and (ii) $0.3 million of decreased market research expenses. This decrease was partially offset by (i) $1.5 million of employee severance expense and (ii) $0.2 million of various costs related to the Commercial Product Portfolio Transaction.
Research and Development. Research and development expenses increased $4.1 million in 2019. Our increase in 2019 poziotinib expenses were near equal to the 2019 decrease in ROLONTIS expenses; this was due to offsetting activities within clinical and manufacturing operations. Accordingly, the $4.1 million increase is primarily due to (i) $3.3 million of costs associated with our in-license for Anti-CD20-IFNá in April 2019 (see Note 10(b)(iii)), (ii) $0.3 million of severance expense for research and development employees as part of the Commercial Product Portfolio Transaction, and (iii) $0.5 million of costs for our various other research and development projects.
Total Other (Expense) Income

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in millions)
Total other (expense) income	$(3.9)	$9.2	$(13.1)	142.4%
Total other (expense) income decreased by $13.1 million primarily due to $12.7 million of unrealized loss for the mark-to-market of our CASI equity securities in the current period (see Note 3(a) to the accompanying Consolidated Financial Statements), as compared to $10.5 million of unrealized gain in the prior year period. The recognized expense from this decline in CASI stock value was partially offset in the current period by (i) $2.7 million of realized gain from the sale of 1.5 million shares of CASI through a forward-sales contract that settled in April 2019 (see Note 8), (ii) $3.3 million interest expense decrease due to the December 2018 maturity of our 2013 Convertible Notes (see Note 9), (iii) $2.0 million increase in interest income on our other marketable securities, (iv) $1.1 million increase in the value of our deferred compensation plan assets (see Notes 3(f)), and (v) $0.7 million of billable services rendered to Acrotech as part of a transition services agreement that expired in May 2019 (see Note 13).
Income Taxes

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in millions)
Benefit for income taxes from continuing operations	$9.2	$1.9	$7.3	384.2%
We reported pre-tax losses from continuing operations and pre-tax income from discontinued operations on the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018. Under applicable intraperiod tax allocation guidance (see Note 11 to the accompanying Consolidated Financial Statements) we are required to allocate income taxes between continuing operations and other categories of earnings. Due to the required allocation, we recorded an income tax benefit of $7.7 million and $1.9 million from continuing operations (though such amounts are not indicative of income tax refunds due to us), income tax expense of $7.5 million and $1.9 million within income from discontinued operations, net of income taxes, and income tax expense of $0.2 million and $0 within other comprehensive income (loss) on the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018, respectively.

Our net tax benefit for the year ended December 31, 2019 prior to the application of intraperiod allocation guidance was $1.5 million. This tax benefit arose from the reversal of deferred tax liabilities recorded on our Consolidated Balance Sheets as of December 31, 2018 that were associated with indefinite-lived intangible assets that were sold as part of the Commercial Product Portfolio Transaction. The tax benefit for the year ended December 31, 2018, prior to the application of intraperiod tax allocation guidance was $0.

YEAR ENDED DECEMBER 31, 2018 VERSUS DECEMBER 31, 2017

Operating Expenses

	Year Ended December 31,
	2018	2017	$ Change	% Change
	($ in millions)
Operating expenses:
Selling, general and administrative	$62.7	$64.8	$(2.1)	(3.2)%
Research and development	75.2	51.5	23.7	46.0%
Total operating costs and expenses	$137.8	$116.3	$21.5	18.5%
Selling, General and Administrative. Selling, general and administrative expenses decreased $2.1 million primarily due to a $7 million decrease in personnel and benefit-related costs as compared to prior year, largely attributed to the one-time contractual amounts due to our former chief executive officer upon his termination in December 2017. This decrease was partially offset by the following: (i) $3.3 million increase in legal expenses that were primarily associated with the departure of our former chief executive officer, as well as various corporate development initiatives, and (ii) $2.1 million increase in employer payroll tax expenses primarily related to significant stock option exercises in 2018 by our former chief executive officer.
Research and Development. Research and development expenses increased in 2018 by $23.7 million compared to the prior year, primarily due to the following factors: (i) $19.1 million increase in product manufacturing costs for the eventual commercial launch of ROLONTIS, (ii) $2.9 million increase in FDA regulatory costs associated with the BLA submission for ROLONTIS, (iii) $10.8 million increase in clinical initiatives related to poziotinib, (iv) $0.5 million upfront payment to MD Anderson upon execution of the Exclusive Patent and Technology License Agreement for poziotinib (see Note 10(b)(ii)). These increases were partially offset by $10.1 million decrease in clinical related expenses associated with ROLONTIS, as both the ADVANCE and RECOVER studies completed enrollment during the first quarter of 2018 and associated costs were down significantly compared to 2017.
Total Other Income (Expense)

	Year Ended December 31,
	2018	2017	$ Change	% Change
	($ in millions)
Total other income (expense)	$9.2	$(6.4)	$15.6	(243.8)%
Total other income (expense) increased by $15.6 million due to multiple offsetting components, including: (i) $10.5 million increase in the unrealized gain on our CASI stock, which beginning January 1, 2018 are recorded within “other income (expense), net” rather than “other comprehensive (loss) income” upon adoption of ASU 2016-01 (see Note 3(a) to our accompanying Consolidated Financial Statements); and (ii) $7.3 million aggregate decrease of interest expense related to our 2018 Convertible Notes (see Note 9). These increases in other income were partially offset by $2 million additional expense for executive deferred compensation for plan liability increases (see Note 10(f)).

Income Taxes

	Year Ended December 31,
	2018	2017	$ Change	% Change
	($ in millions)
Benefit for income taxes from continuing operations	$1.9	$21.9	$(20.0)	(91.3)%

We reported pre-tax losses from continuing operations and pre-tax income from discontinued operations on the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017. Under applicable intraperiod tax allocation guidance (see Note 11 to the accompanying Consolidated Financial Statements), we are required to allocate income taxes between continuing operations and other categories of earnings. Due to the required allocation, we recorded an income tax benefit of $1.9 million and $14.8 million from continuing operations (though such amounts are not indicative of income tax refunds due to us), income tax expense of $1.9 million and $5.2 million within income from discontinued operations, net of income taxes, and income tax expense of $0 and $9.7 million within other comprehensive income (loss) on the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017, respectively.
Our net tax benefit for the year ended December 31, 2018 prior to the application of intraperiod allocation guidance was $0. Our net tax benefit for the year ended December 31, 2017 prior to the application of intraperiod tax allocation guidance was $7.1 million. The 2017 tax benefit relates to the re-measurement of deferred taxes and changes in judgment regarding the realizability of deferred tax assets, resulting from tax changes enacted as part of the Tax Jobs and Cuts Act.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2019	2018	2017
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$223,873	$203,988	$227,571
Accounts receivable, net	$441	$29,873	$32,260
Total current assets	$244,020	$250,688	$277,746
Total current liabilities	$61,970	$98,326	$120,870
Working capital surplus (a)	$182,050	$152,362	$156,876
Current ratio (b)	3.9	2.5	2.3

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Cash used in operating activities was $134.6 million in 2019, as compared to $62.4 million and $38.9 million in 2018 and 2017, respectively.
For the years ended December 31, 2019, 2018, and 2017, our cash collections from customers totaled $40.7 million, $126.3 million, and $161.5 million respectively.
For the years ended December 31, 2019, 2018, and 2017, cash payments to our employees and vendors for products, services, and rebates totaled $203.6 million, $209.7 million, and $210.2 million, respectively.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $32.0 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively, as compared to $1.1 million of cash used in investing activities for the year ended December 31, 2017.
Our cash provided by investing activities in 2019 primarily relates to (i) $158.6 million of proceeds received from the sale of our Commercial Product Portfolio (see Note 12 to the accompanying Consolidated Financial Statements), (ii) $77.5 million of proceeds from maturities of our marketable securities (see Note 3(a)), and (iii) $5.1 million of proceeds received from our sale of CASI stock (see Note 8). Partially offsetting these inflow amounts, we acquired (i) $200.2 million of investment instruments (see Note 3(a)) and (ii) we purchased $9.0 million of equipment substantially related to ROLONTIS manufacture (see Note 3(b)).
Net Cash Provided By (Used In) Financing Activities
Net cash provided by financing activities was $9.6 million for the year ended December 31, 2019, as compared to $8.5 million of cash used and $108.7 million of cash provided for the years ended December 31, 2018 and 2017, respectively.

Our cash provided by financing activities during the year ended December 31, 2019 was attributable to: (i) $7.1 million of proceeds from the issuance of common stock at the time of exercise of employee stock options, (ii) $1.8 million of proceeds received from our shares sold under an at-the-market-issuance sales agreement (see Note 5), and (iii) $0.7 million of proceeds from employee stock purchases under our employee stock purchase plan.
In prior years, we operated as the counterparty (rather than facilitating the stock sale on the open market through our designated broker) when our employees exercised stock options or upon vesting of employees’ restricted stock. At that time, we concurrently retired enough shares to cover the federal and state tax due for applicable employees. This resulted in cash use of $27.7 million during 2018 that did not recur in the current year period with our change in policy.

Sale of Common Stock Under ATM Agreements
In December 2015, and August 2017, we entered into a new collective at-market-issuance (ATM) sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (“December 2015 ATM Agreement” and the “August 2017 ATM Agreement”, respectively). These agreements allowed us to raise aggregate gross proceeds through these brokers of up to $250 million from the sale of our common stock on the public market. During the year ended December 31, 2017 we raised net proceeds of $128.3 million. We had no sales under the ATM during the year ended December 31, 2018.
In April 2019, we entered into a new collective at-market-issuance sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”) connected to our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019.
The April 2019 ATM Agreement allows us to raise aggregate gross proceeds of $150 million from the periodic sales of our common stock on the public market. Through December 31, 2019, we raised aggregate proceeds of $1.8 million net under this at-the-market offering. These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of these drugs (including the hiring of personnel, building of inventory supply, and equipment purchases), completing acquisitions of assets, businesses, or securities, and for all other working capital purposes.

Sale of Our Commercialized Drug Portfolio and Future Proceeds
On March 1, 2019, we completed the sale of our Commercial Product Portfolio to Acrotech. Upon closing we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 5, 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
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
We believe that our $224 million in aggregate cash and cash equivalents, and marketable securities as of December 31, 2019 is sufficient to fund our current and planned operations. We may, however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings (see Note 5 to the accompanying Consolidated Financial Statements).
However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control, including those described in Item 1A Risk Factors.

Contractual Obligations
The following table summarizes our contractual financial commitments as of December 31, 2019:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$4,520	$1,934	$2,499	$87	$—
Purchase obligations (2)	77,413	39,910	24,385	10,884	2,234
Contingent milestone obligations (3)	571,912	10,250	18,100	7,750	535,812
Total	$653,845	$52,094	$44,984	$18,721	$538,046

(1)
The operating lease obligations are primarily related to the facility lease for our corporate headquarters in Henderson, Nevada, expiring October 31, 2021; our research and development and administrative facility in Irvine, California, expiring July 31, 2022.

(2)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2019.

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
As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Raw materials: Our in-development drug products are produced with active pharmaceutical ingredients (API). These raw material prices are not highly volatile for us. A hypothetical 10% change in API costs would not be material to our reported operating results and period-end financial position. Our current year API purchases for the year ended December 31, 2019 aggregated $11.2 million. To secure required drug supply and raw material pricing, we enter into various agreements that provide stable and predictable pricing for our planned clinical and commercial business needs.

Equity price: We hold publicly-traded equity securities, received as part of out-license consideration (see Note 3(a) to our accompanying Consolidated Financial Statements). At December 31, 2019, the market value of these equity holdings was $31.0 million. Our monetization of this value is subject to changes in market prices at the time of sale, thus a hypothetical 10% change in market value (whether realized or unrealized) would be material to our reported operating results and period-end financial position in 2019. We have evaluated this share price risk and decided to not enter into derivative contracts for potential risk mitigation.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

By:	/s/ JOSEPH W. TURGEON
Joseph W. Turgeon
President and Chief Executive Officer
Date: March 2, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ JOSEPH W. TURGEON	President and Chief Executive Officer	March 2, 2020
Joseph W. Turgeon

/s/ KURT A. GUSTAFSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
Kurt A. Gustafson

/s/ WILLIAM L. ASHTON	Chairman of the Board	March 2, 2020
William L. Ashton

/s/ DOLATRAI M. VYAS, PH.D.	Director	March 2, 2020
Dolatrai M. Vyas, Ph.D.

/s/ BERNICE R. WELLES, M.D., M.B.A.	Director	March 2, 2020
Bernice R. Welles, M.D., M.B.A.

/s/ ELIZABETH A. CZEREPAK	Director	March 2, 2020
Elizabeth A. Czerepak

/s/ RAYMOND W. COHEN	Director	March 2, 2020
Raymond W. Cohen

/s/ JEFFREY L. VACIRCA, M.D., F.A.C.P.	Director	March 2, 2020
Jeffrey L. Vacirca, M.D., F.A.C.P.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SPECTRUM PHARMACEUTICALS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Years Ended December 31, 2019, 2018, and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Spectrum Pharmaceuticals, Inc.
Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 10 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to adoption of Accounting Standards Update 2016-02, Leases (“Topic 842”).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Discontinued Operations -Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
On March 1, 2019, the Company completed the sale of their then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (the “Commercial Product Portfolio Transaction”). In accordance ASC 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205-20”), management concluded that the revenue-deriving activities and allocable expenses of the Company’s sold commercial operation, as well as the assets and liabilities connected to the

Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying financial statements.
Given the significant judgments made by management to apply ASC 205-20 as a result of the Commercial Product Portfolio Transaction, performing audit procedures to evaluate management’s identification of the disposal group, specifically expenses allocable to the disposal group, and the classification of the Company’s supply agreement with CASI Pharmaceuticals, Inc. for EVOMELA (“EVOMELA Supply Contract”) retained in the Commercial Product Portfolio Transaction, required a high degree of auditor judgement and increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification of the disposal group, specifically expenses allocable to the disposal group and the classification of the EVOMELA Supply Contract, included the following:
·      We tested the design and effectiveness of controls over management’s accounting for discontinued operations, including those over the determination of the expenses allocable to the disposal group and the classification of the EVOMELA Supply Contract.
·      We evaluated management’s judgments over the identification of the disposal group by obtaining an understanding of management’s judgments, reading the asset purchase agreement and relevant supporting documentation, and inquiring of management regarding specific assumptions made such as allocation of personnel expenses.
·      We tested the recognition and classification of amounts included in discontinued operations by recalculating allocable expenses using the Company’s historical accounting records and the asset purchase agreement, and assessing the Company’s ongoing involvement with the EVOMELA Supply Contract.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 2, 2020

We have served as the Company’s auditor since 2014.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$64,418	$157,480
Marketable securities	159,455	46,508
Accounts receivable, net of allowance for doubtful accounts of $43 and $67, respectively	441	29,873
Other receivables	9,558	3,698
Prepaid expenses and other assets	10,148	7,574
Discontinued operations, current assets (Note 12)	—	5,555
Total current assets	244,020	250,688
Property and equipment, net of accumulated depreciation	11,607	385
Other assets	4,000	7,188
Facility and equipment under lease	3,806	—
Discontinued operations, non-current assets	—	132,625
Total assets	$263,433	$390,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$54,284	$81,312
Accrued payroll and benefits	7,686	9,853
Contract liabilities	—	4,850
Discontinued operations, current liabilities (Note 12)	—	2,311
Total current liabilities	61,970	98,326
Deferred tax liabilities, net	—	1,469
Other long-term liabilities	11,070	5,650
Discontinued operations, non-current liabilities	—	14,031
Total liabilities	73,040	119,476
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 113,299,612 and 110,525,141 issued and outstanding at December 31, 2019 and 2018, respectively	113	110
Additional paid-in capital	918,205	886,740
Accumulated other comprehensive loss	(3,498)	(3,702)
Accumulated deficit	(724,427)	(611,738)
Total stockholders’ equity	190,393	271,410
Total liabilities and stockholders’ equity	$263,433	$390,886
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues (Note 1(b))	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	61,373	62,690	64,759
Research and development	79,325	75,157	51,525
Total operating costs and expenses	140,698	137,847	116,284
Loss from continuing operations before other (expense) income and income taxes	(140,698)	(137,847)	(116,284)
Other (expense) income :
Interest income (expense), net	4,996	(340)	(6,798)
Other (expense) income, net	(8,892)	9,580	389
Total other (expense) income	(3,896)	9,240	(6,409)
Loss from continuing operations before income taxes	(144,594)	(128,607)	(122,693)
Benefit for income taxes from continuing operations	9,208	1,901	21,941
Loss from continuing operations	$(135,386)	$(126,706)	$(100,752)
Income from discontinued operations, net of income taxes (Notes 12 and 15)	22,697	5,965	8,563
Net loss	$(112,689)	$(120,741)	$(92,189)

Basic and diluted (loss) income per share:
Loss per common share from continuing operations	$(1.22)	$(1.23)	$(1.18)
Income per common share from discontinued operations	$0.21	$0.06	$0.10
Net loss per common share	$(1.02)	$(1.17)	$(1.08)

Weighted average shares outstanding:
Basic	110,585,768	103,305,911	85,115,592
Diluted	110,585,768	103,305,911	85,115,592
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(112,689)	$(120,741)	$(92,189)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of income tax expense of $0.2 million, $0, and $9.7 million for the years ended December 31, 2019, 2018, and 2017, respectively (see Note 3(a))	622	—	16,039
Foreign currency translation adjustments	(418)	(2,490)	1,539
Other comprehensive income (loss)	204	(2,490)	17,578
Total comprehensive loss	$(112,485)	$(123,231)	$(74,611)
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2016	80,466,735	$80	$648,384	$(1,579)	$(421,040)	$225,845
Net loss	—	—	—	—	(92,189)	(92,189)
Other comprehensive income, net	—	—	—	17,578	—	17,578
Recognition of stock-based compensation expense	—	—	14,227	—	—	14,227
Issuance of common stock to 401(k) plan for employees	102,874	—	912	—	—	912
Issuance of common stock for employee stock purchase plan	203,229	—	1,010	—	—	1,010
Issuance of common stock upon exercise of stock options, net	864,897	1	5,477	—	—	5,478
Restricted stock award grants, net of forfeitures	548,394	—	—	—	—	—
Repurchase/retirement of restricted stock awards to satisfy employee tax withholding	(373,822)	—	(4,331)	—	—	(4,331)
Issuance of common shares under an at-the-market sales agreement (Note 5)	13,558,132	14	128,258	—	—	128,272
Conversion hedge unwind in connection with open market purchases of 2018 Convertible Notes (Note 9)	5,372,296	5	43,410	—	—	43,415
Balance as of December 31, 2017	100,742,735	$100	$837,347	$15,999	$(513,229)	$340,217
Net loss	—	—	—	—	(120,741)	(120,741)
Cumulative-effect adjustment of ASU 2016-01 adoption (Note 3(a))	—	—	—	(17,211)	17,211	—
Cumulative-effect adjustment of Topic 606 adoption	—	—	—	—	4,678	4,678
Foreign currency adjustment related to new adoptions	—	—	—	—	343	343
Other comprehensive loss, net	—	—	—	(2,490)	—	(2,490)
Recognition of stock-based compensation expense	—	—	16,309	—	—	16,309
Issuance of common stock to 401(k) plan for employees	70,379	—	1,175	—	—	1,175
Issuance of common stock for employee stock purchase plan	97,804	—	1,122	—	—	1,122
Issuance of common stock upon exercise of stock options	7,858,141	8	52,977	—	—	52,985
Restricted stock award grants, net of forfeitures	874,532	1	—	—	—	1
Repurchase/retirement of restricted stock awards to satisfy employee tax withholding	(3,463,873)	(3)	(62,541)	—	—	(62,544)
Issuance of common stock upon vesting of restricted stock units	200,652	—	—	—	—	—
Issuance of common stock upon exercise of warrants	292,575	—	—	—	—	—
Common stock redeemed on 2018 Convertible Notes (Note 9)	3,852,196	4	40,351	—	—	40,355
Balance as of December 31, 2018	110,525,141	$110	$886,740	$(3,702)	$(611,738)	$271,410
Net loss	—	—	—	—	(112,689)	(112,689)
Other comprehensive loss, net	—	—	—	204	—	204
Recognition of stock-based compensation expense	—	—	20,416	—	—	20,416
Issuance of common stock to 401(k) plan for employees	225,780	—	1,422	—	—	1,422
Issuance of common stock for employee stock purchase plan	131,966	—	663	—	—	663
Issuance of common stock upon exercise of stock options	1,121,403	2	7,147	—	—	7,149
Restricted stock award grants, net of forfeitures	830,033	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	243,760	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement (Note 5)	221,529		1,817	—	—	1,817
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Loss from continuing operations	(135,386)	(126,706)	(100,752)
Income from discontinued operations, net of income taxes (Note 12)	22,697	5,965	8,563
Net loss	(112,689)	(120,741)	(92,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,620	28,409	27,972
Stock-based compensation (Note 4)	21,838	17,483	15,139
Recognized gain on Commercial Product Portfolio Transaction (Note 12)	(34,568)	—	—
Amortization of operating leases (Note 10(a))	1,715	—	—
Amortization of discount on investments in debt securities, recorded to interest income (Note 3(a))	(431)	—	—
Income tax benefit recognition on unrealized gain for available-for-sale securities	(205)	—	(9,651)
Realized gain on sale of CASI stock (Note 8)	(2,674)	—	—
Unrealized loss (gain) on CASI stock holdings (Note 3(a) and Note 8)	12,665	(10,458)	—
Unrealized (gain) loss from transactions denominated in foreign currency	(6)	10	(23)
Change in deferred taxes	(1,469)	31	(5,237)
Change in fair value of contingent consideration	1,478	(1,927)	4,957
Accretion of debt discount on 2018 Convertible Notes, recorded to interest expense (Note 9)	—	1,931	4,890
Amortization of deferred financing costs on 2018 Convertible Notes, recorded to interest expense (Note 9)	—	220	567
Bad debt expense (recovery)	(12)	12	(17)
Loss on 2018 Convertible Note purchase (Note 9)	—	—	845
Change in cash surrender value of corporate-owned life insurance policy	—	(5)	(418)
Changes in operating assets and liabilities:
Accounts receivable, net	29,420	2,844	7,694
Other receivables	(5,871)	(1,571)	3,663
Inventories	(2,037)	3,390	4,318
Prepaid expenses and other assets	(2,473)	(3,642)	(6,137)
Other assets	(1,188)	5,010	1,573
Accounts payable and other accrued liabilities	(35,769)	12,112	6,459
Accrued payroll and benefits	(2,168)	592	280
FOLOTYN development liability	(4)	(389)	(744)
Contract liabilities (Note 3(i))	(4,850)	4,850	—
Other long-term liabilities	3,047	(564)	(3,389)
Deferred revenue	—	—	593
Net cash used in operating activities	(134,631)	(62,403)	(38,855)
Cash Flows From Investing Activities:
Proceeds from Commercial Product Portfolio Transaction (Note 1(b))	158,571	—	—
Proceeds from maturities of marketable securities	77,475	—	—
Proceeds from sale of CASI stock (Note 8)	5,074	—	—
Purchase of investment securities available-for-sale (Note 3(a))	(200,160)	—	—
Purchases of property and equipment (Note 3(b))	(9,018)	(107)	(465)
Proceeds from sale of property and equipment	50	—	—
Proceeds from redemption of corporate-owned life insurance policy	—	4,130	—
Cash paid for KHAPZORY distribution rights	—	(2,650)	—
Payment for corporate-owned life insurance premiums	—	—	(601)
Purchase of equity securities (Note 8)	—	—	(15)
Net cash provided by (used in) investing activities	31,992	1,373	(1,081)
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options	7,147	13,475	5,477
Proceeds from sale of stock under our employee stock purchase plan	663	1,122	1,010
Proceeds from sale of common stock under an at-the-market sales agreement (Note 5)	1,817	—	128,272
Proceeds from employees, for our remittance to tax authorities, upon vesting of restricted stock and upon exercises of stock options	—	4,645	—
Payments to tax authorities upon employees' surrender of restricted stock upon vesting and upon exercises of stock options	—	(27,679)	(4,331)
Payment of principal upon the maturity of the 2018 Convertible Notes (Note 9)	—	(20)	—
Purchase of 2018 Convertible Notes (Note 9)	—	—	(27,500)
Purchase of warrants related to the conversion hedge of 2018 Convertible Notes (Note 9)	—	—	(27,189)
Proceeds from sale of call options related to the conversion hedge of 2018 Convertible Notes (Note 9)	—	—	32,982
Net cash provided by (used in) financing activities	9,627	(8,457)	108,721
Effect of exchange rates on cash and equivalents	(50)	(356)	316
Net (decrease) increase in cash and cash equivalents	(93,062)	(69,843)	69,101
Cash and cash equivalents — beginning of year	157,480	227,323	158,222
Cash and cash equivalents — end of year	$64,418	$157,480	$227,323
Supplemental Disclosure of Cash Flow Information:
Cash paid for facility and equipment under operating leases	$1,835	$—	$—
Cash paid for income taxes	$38	$45	$17
Cash paid for interest	$—	$1,031	$2,692
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities (Note 3(b))	$2,760	$—	$—

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management. We plan to build out our commercial and marketing capabilities in the second half of 2020 to prepare for the launch of ROLONTIS.
We have three drugs in development:

•
ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia which has been filed with the FDA and has a Prescription Drug User Fee Act date of October 24, 2020;

•	Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer tumors with various mutations; and

•
Anti-CD20-IFNá, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma (“NHL”) patients (including diffuse large B-cell lymphoma).

Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. In May 2019, we dissolved Spectrum Pharma Canada Inc., previously consolidated as a “variable interest entity” (as defined under applicable GAAP).
Discontinued Operations - Sale of our Commercial Product Portfolio
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 5, 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
These Consolidated Financial Statements are recast for all periods presented to reflect the sale of the assets and liabilities associated with our Commercial Product Portfolio, as well as the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” - see Note 12. We have presented our face financial statements in general conformity with our historical format, even where presented values are $-0- within continuing operations due to required discontinued operations classification for all periods presented. We believe this format provides increased clarity and comparability with our previously filed financial statements, as well as our expectation that these financial statement captions and associated footnote disclosures will remain relevant to our future business activities.
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the years ended December 31, 2019, 2018, and 2017, all of our revenue and operating costs and expenses were solely attributable to these activities (and as applicable, currently and retrospectively classified as “discontinued” within the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations - see Note 12). All of our assets are held in the U.S, except for cash held in certain foreign bank accounts.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, our management evaluates (as applicable) its most critical estimates and assumptions, including those related to: (i) gross-to-net revenue adjustments; (ii) the timing of revenue recognition; (iii) the collectability of customer accounts; (iv) whether the cost of our inventories can be recovered; (v) the realization of our tax assets and estimates of our tax liabilities; (vi) the fair value of our investments; (vii) the valuation of our stock options and the periodic expense recognition of stock-based compensation; and (viii) the potential outcome of our ongoing or threatened litigation.
Our accounting policies and estimates that most significantly impact the presented amounts within these Consolidated Financial Statements are further described below:
(i) Revenue Recognition
On March 1, 2019, we completed the Commercial Product Portfolio Transaction -- see Note 1(b). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities of our sold commercial operation are separately classified as “discontinued” for all periods presented within the accompanying Consolidated Statements of Operations -- see Note 12.
Impact of the Adoption of the New Revenue Recognition Standard: ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), became effective for us on January 1, 2018. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606; this resulted in the recognition of an aggregate $4.7 million, net of tax, decrease to our January 1, 2018 “accumulated deficit” on our accompanying Consolidated Balance Sheets for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition (“Topic 605”).
Required Elements of Our Revenue Recognition: Revenue from our (a) product sales, (b) out-license arrangements, and (c) service arrangements is recognized under ASC 606 in a manner that reasonably reflects the delivery of our goods and/or services to customers in return for expected consideration and includes the following elements:

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
Our gross product sales (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates using the “expected value” method, resulting in our reported “product sales, net” that reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates,

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Medicaid rebates, and distribution, data, and GPO administrative fees may be materially above or below the amount estimated, then requiring prospective adjustments to our reported net product sales.
These GTN estimate categories (that comprise our GTN liabilities within Note 3(h)) are each discussed below:
Product Returns Allowances: Our customers are contractually permitted to return certain purchased products within the contractual allowable time before/after its applicable expiration date. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns using our historical return rates. Returned products are typically destroyed since substantially all returns are due to its imminent expiry and cannot be resold.
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
(iii) Marketable Securities
Marketable securities consist of our holdings in equity securities, mutual funds, bank certificates of deposit (“Bank CDs”), government-related debt securities, and corporate debt securities. Since we classify these investments as “available-for-sale” any (1) realized gains (losses) or (2) unrealized gains (losses) on these securities are respectively recognized in (1) “other (expense) income, net” on the accompanying Consolidated Statements of Operations, or (2) depending on the nature of the marketable securities recognized in “accumulated other comprehensive loss” as a separate component of stockholder’s equity

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

on the accompanying Consolidated Statements of Stockholders’ Equity, or in “other (expense) income, net” on the accompanying Consolidated Statements of Operations.
(iv) Accounts Receivable
Our accounts receivable, net of allowance for doubtful accounts are derived from our product sales and license fees, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are written off against the allowance after appropriate collection efforts are exhausted.
(v) Inventories
We value our inventory at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its net realizable value. Inventory cost is determined on the first-in, first-out method. We regularly review our inventory quantities in process of manufacture and on hand. When appropriate, we record a provision for obsolete and excess inventory to derive its net realizable value, which takes into account our sales forecast by product and corresponding expiry dates of each product lot.
Manufacturing costs of drug products that are pending U.S. Food and Drug Administration (“FDA”) approval during clinical development and trials, and at-risk inventory build in anticipation of commercialization, are exclusively recognized through “research and development” expense on the accompanying Consolidated Statements of Operations.
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
(vii) Stock-Based Compensation
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
(viii) Basic and Diluted Net Loss per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only dilutive stock options, warrants, and other common stock equivalents outstanding during the period.
(ix) Income Taxes

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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit for income taxes from continuing operations” within the Consolidated Statements of Operations in the period the notice was received.
(x) Research and Development Costs
Our research and development costs are expensed as incurred (see Note 10(c)), or as certain milestone payments become contractually due to our licensors, as triggered by the achievement of clinical or regulatory events.
(xi) Fair Value Measurements
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of December 31, 2019 and December 31, 2018, our “cash and cash equivalents” were held with major financial institutions. As of December 31, 2019, our “marketable securities” include our equity holdings in CASI Pharmaceuticals, Inc. (“CASI”), mutual funds, government-related debt securities, corporate debt securities, and bank certificates of deposits (“bank
CDs”).
We maintain cash balances with select financial institutions. The Federal Deposit Insurance Corporation (FDIC) and other third parties insure a fraction of these deposits. Accordingly, these cash deposits are not insured against the possibility of a substantial or complete loss of principal and are inherently subject to the credit risk of the corresponding financial institution.
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities received from our strategic partners in connection with an out-license arrangement, as discussed in Note 8).

The carrying amount of our equity securities, money market funds, and Bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs - see Note 2(xi)) because of our ability to immediately convert these instruments into

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

cash with minimal expected change in value. As of December 31, 2019, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Foreign Currency Translation	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash equivalents	Marketable Securities

December 31, 2019
Equity securities* (see Note 8)	$6,310	$(2,477)	$27,214	$—	$31,047	$—	$31,047
Money market funds	54,199	—	—	—	54,199	54,199	—
Government-related debt securities**	62,617	—	19	(10)	62,626	—	62,626
Corporate debt securities**	58,235	—	38	(25)	58,248	5,000	53,248
Bank deposits	5,219	—	—	—	5,219	5,219	—
Mutual funds	4,375	—	783	—	5,158	—	5,158
Bank CDs	7,354	—	22	—	7,376	—	7,376
Total cash and cash equivalents and marketable securities	$198,309	$(2,477)	$28,076	$(35)	$223,873	$64,418	$159,455
December 31, 2018
Equity securities*	$8,710	$(2,168)	$39,880	$—	$46,422	$—	$46,422
Money market funds	142,745	—	—	—	142,745	142,745	—
Bank deposits	14,735	—	—	—	14,735	14,735	—
Bank CDs	86	—	—	—	86	—	86
Total cash and cash equivalents and marketable securities	$166,276	$(2,168)	$39,880	$—	$203,988	$157,480	$46,508

* Beginning January 1, 2018, under the new requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, the unrealized gains (losses) on our CASI equity securities are recognized as an increase (decrease) to “other (expense) income, net” on the Consolidated Statements of Operations (rather than through “other comprehensive loss” on the Consolidated Statements of Comprehensive Loss). Our adoption of ASU 2016-01 on January 1, 2018, resulted in a $17.2 million cumulative-effect adjustment, net of income tax, reported as a decrease to “accumulated other comprehensive loss” and a decrease to “accumulated deficit” on the accompanying Consolidated Balance Sheets. Our unrealized (losses) gains on these equity securities for the year ended December 31, 2019 and 2018 was $(12.7) million and 10.5 million, respectively, as reported in “other (expense) income, net” on the accompanying Consolidated Statements of Operations.
** Beginning in the second quarter of 2019, we purchased certain government-related and corporate debt securities. We have classified these as “available-for-sale” since we may redeem or sell these investments before their stated maturity to fund our operations. Under the requirements of ASC 320, Investments - Debt and Equity Securities: (i) we recorded these securities at initial “book value” and then amortize, through maturity, the determined “discount” or “premium” within “interest income” on the accompanying Consolidated Statements of Operations, and (ii) we recognize the “unrealized gains (loss)” of these securities (i.e., fair value versus amortized book value) as a separate component of “other comprehensive loss” on the accompanying Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019.

(b) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2019	2018
Manufacturing equipment*	$10,355	$—
Computers hardware and software	3,606	3,079
Laboratory equipment	36	635
Office furniture	248	212
Leasehold improvements	3,374	2,957
Property and equipment, at cost	17,619	6,883
(Less): Accumulated depreciation	(6,012)	(6,498)
Property and equipment, net of accumulated depreciation	$11,607	$385

* This account is comprised of our owned ROLONTIS production equipment on location at our contract manufacturer. This equipment has alternative future use for the general production of various biologic agents. Accordingly, we have capitalized these purchases, rather than recording it as “research and development” expense, despite its current designation for the manufacture of pre-FDA approved product. The majority of this manufacturing equipment was not in use and therefore not being depreciated as of December 31, 2019.
Depreciation expense (included within “total operating costs and expenses” in the accompanying Consolidated Statements of Operations) for the years ended December 31, 2019, 2018, and 2017 was $0.4 million, $0.2 million, and $0.3 million, respectively.
(c) Accounts receivable, net of Allowance for Doubtful Accounts

“Accounts receivable, net of allowance for doubtful accounts” consists of trade receivables from our customers. We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables as of December 31, 2019 and 2018, are as follows:

	December 31,
	2019		2018
McKesson Corporation and its affiliates	$9	2.0%	$7,615	25.5%
AmerisourceBergen Corporation, and its affiliates	—	—%	10,448	35.0%
Cardinal Health, Inc. and its affiliates	—	—%	8,228	27.5%
All other customers	432	98.0%	3,582	12.0%
Accounts receivable, net	$441	100.0%	$29,873	100.0%

(d) Prepaid Expenses and Other Assets

“Prepaid expenses and other assets” consists of the following:

	December 31,
	2019	2018
Vendor deposits	$8,740	$6,792
Prepaid insurance	1,408	782
Prepaid expenses and other assets	$10,148	$7,574

(e) Other Receivables

“Other receivables” consists of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2019	2018
CASI other receivables	$2,393	$—
Other miscellaneous receivables (including Medicaid rebate credits and royalty receivables from licensees)	1,490	1,189
Insurance receivable*	4,015	206
Income tax receivable - current portion	973	643
Interest receivable from marketable securities (see Note 3(a))	561	—
Reimbursements due from development partners for incurred research and development expenses	126	135
Secured promissory note (see Note 8)	—	1,525
Other receivables	$9,558	$3,698

* This insurance receivable balance represents our incurred legal fees and pending and completed settlements that are expected to be reimbursed by our insurance carriers.
(f) Other Assets
“Other assets” consists of the following:

	December 31,
	2019	2018
Key employee life insurance – cash surrender value (associated with our deferred compensation plan - see Note 7	$3,547	$6,274
Research & development supplies and other	119	246
Income tax receivable - non-current portion*	334	668
Other assets	$4,000	$7,188
* This value represents the non-current portion of refundable alternative minimum tax payments that are expected to be received over the next few years (see Note 11).
(g) Facility and Equipment Under Lease
“Facility and equipment under lease” consists of the following:

	December 31, 2019	December 31, 2018
Office and research facilities	$3,391	$—
Office equipment	415	—
Facility and equipment under lease	$3,806	$—

(h) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2019	2018
Trade accounts payable and other	$32,012	$44,919
Lease liability - current portion	1,683	—
Accrued commercial/Medicaid rebates*	2,925	8,580
Accrued product royalty due to licensors	66	4,337
Allowance for product returns	4,714	5,171
Accrued data and distribution fees	768	3,248
Accrued GPO administrative fees	6	296
Accrued inventory management fees	364	388
Allowance for government chargebacks*	11,746	14,373
Accounts payable and other accrued liabilities	$54,284	$81,312

* The values in 2018 have been restated for certain immaterial corrections related to “Accrued commercial/Medicaid rebates” and “Allowance for government chargebacks.” (see Note 15).

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

Description	Commercial/Medicaid Rebates and Government Chargebacks*	Distribution, Data, Inventory, and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2017	$21,480	$5,727	$4,045
Add: GTN accruals recorded for product sales	69,704	13,962	1,700
(Less): Payments made and credits against GTN accruals	(68,232)	(15,757)	(574)
Balance as of December 31, 2018	22,952	3,932	5,171
Add: GTN accruals recorded for product sales	7,702	1,209	167
(Less): Payments made and credits against GTN accruals	(15,983)	(4,003)	(624)
Balance as of December 31, 2019	$14,671	$1,138	$4,714

* The values in 2018 and 2017 have been restated for certain immaterial corrections related to “Commercial/Medicaid Rebates and Government Chargebacks.” (see Note 15).
(i) Contract Liabilities
“Contract liabilities” consists of the following:

	December 31,
	2019	2018
Customer deposit for EVOMELA supply in China territory (see Note 8)	$—	$4,850
Contract liabilities	$—	$4,850

(j) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	December 31,
	2019	2018
Deferred compensation liability (Note 10(f))	$8,597	$5,474
Lease liability - non-current portion (Note 10(a))	2,372	—
Other tax liabilities	101	176
Other long-term liabilities	$11,070	$5,650

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

4. STOCK-BASED COMPENSATION
2018 Long-Term Incentive Plan
We have one active stockholder-approved stock-based compensation plan, the 2018 Long- Term Incentive Plan (the “2018 Plan”). In June 2018, the 2018 Plan replaced our former 2009 Incentive Award Plan (the “2009 Plan”). Under the 2018 Plan we may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, performance awards, stock appreciation rights and other stock-based awards.
The stated maximum availability of common stock under the 2018 Plan is 9.5 million shares, except for additional availability provided on a one-for-one basis for awards formerly issued under the 2009 Plan that are terminated, forfeited, cancelled or expire unexercised. Awards issued under the 2018 Plan reduce share availability on a one-to-one basis for stock options and on a 1.5-to-one basis for restricted stock awards and restricted stock units. Accordingly, as of December 31, 2019, 5.9 million awards were available for grant under the 2018 Plan, assuming all were issued in the form of stock options, though would be reduced to 4.0 million awards available for grant if all were issued in the form of restricted stock.
It is our policy that before stock is issued through the exercise of stock options, we must first receive all required cash payment for such shares (whether through an upfront cash exercise or net-settlement exercise). At the time of vesting of restricted stock, by our policy, requisite shares are automatically sold on the open market by our designated broker to the extent required to cover the employee’s federal and state taxes due.
Stock-based awards are governed by agreements between us and the recipients. Incentive stock options (“ISOs”) and nonqualified stock options may be granted under the 2018 Plan at an exercise price of not less than 100% of the fair market value of our common stock on the respective date of grant and for certain recipients may not be less than 110% of such fair market value. The grant date is generally the date the terms of the award are approved by the Compensation Committee of our Board of Directors.
Stock-based awards generally vest at 25% to 33% on the first anniversary following the date of grant. Awards generally vest annually thereafter on a straight-line basis over three to four years. Stock options must generally be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment, vested stock options may generally be exercised based on the option termination rules including the following: six months after the date of termination upon retirement; 12 months after the date of termination upon disability or death; ninety days after the date of termination for all other separations (though whether vested or unvested, stock options of the employee recipient are immediately forfeited upon termination for “Cause” as defined in the 2018 Plan).
Employee Stock Purchase Plan
Under the terms of our 2009 Employee Stock Purchase Plan (the “ESPP”), eligible employees can purchase common stock through scheduled payroll deductions. The purchase price is equal to the closing price of our common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. We use the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period. A participant may purchase a maximum of 50,000 shares of common stock during a six-month offering period, not to exceed $25,000 at full market value on the offering date during each plan year.
As of December 31, 2019, a total of 8.7 million shares of common stock are authorized and remain available for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.
Stock-Based Compensation Expense Summary
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Consolidated Statements of Operations, based on the assigned department of the recipient. Stock-based compensation expense included within “total operating costs and expenses” for the years ended December 31, 2019, 2018, and 2017, was as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2019	2018	2017
Selling, general and administrative	$14,118	$9,268	$9,178
Research and development	4,316	2,566	1,885
Total stock-based compensation	$18,434	$11,834	$11,063

Employee stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 16%, 15%, and 14% for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2019	2018	2017
Expected option life (in years) (a)	5.34	4.73	4.84
Risk-free interest rate (b)	1.47% - 2.49%	1.81% - 2.75%	0.82% - 1.90%
Volatility (c)	61.6% - 76.1%	50.0% - 56.2%	49.3% - 61.4%
Dividend yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$5.85	$8.64	$2.89

(a)	Determined by the historical stock option exercise behavior of our employees (maximum term is 10 years).

(b)	Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).

(c)	Measured using our historical stock price for a period equal to stock options’ expected term.

(d)	We do not expect to declare any cash dividends in the foreseeable future.

Stock Option Activity
Stock option activity during the years ended December 31, 2019, 2018, and 2017 was as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2016	14,340,582	$6.86
Granted	1,223,483	6.51
Exercised	(937,482)	6.40		$6,813	(1)
Forfeited	(244,793)	6.26
Expired	(524,577)	6.27
Outstanding — December 31, 2017	13,857,213	6.89
Granted	1,094,358	18.87
Exercised	(7,858,141)	6.74		$84,758	(1)
Forfeited	(214,464)	6.54
Expired	(35,381)	6.94
Outstanding — December 31, 2018	6,843,585	8.98
Granted	1,113,081	10.54
Exercised	(1,121,403)	6.38		$2,919	(1)
Forfeited	(172,074)	9.84
Expired	(223,253)	11.09
Outstanding — December 31, 2019	6,439,936	$9.61	6.16	$1	(2)
Vested (exercisable) — December 31, 2019	4,682,766	$8.66	5.29	$1	(2)
Unvested (unexercisable) — December 31, 2019	1,757,170	$12.14	8.47	$—	(2)

(1)	Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(2)
Represents the total difference between our closing stock price on the last trading day of 2019 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2019. The amount of intrinsic value will change based on the fair market value of our stock.

The following table summarizes information with respect to stock option grants as of December 31, 2019:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.47 - 4.96	91,599	2.80	$4.16	82,428	$4.15
$4.97 - 6.91	2,210,050	6.18	6.00	1,866,277	5.97
$6.92 - 9.00	1,801,136	4.91	7.84	1,565,804	7.76
$9.01 - 12.00	1,135,793	7.23	11.03	509,250	10.70
$12.01 - 22.64	1,201,358	7.24	17.97	659,007	17.39
	6,439,936	6.16	$9.61	4,682,766	$8.66

As of December 31, 2019, there was unrecognized compensation expense of $7.3 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.0 years.
Restricted Stock Award Activity
A summary of restricted stock award activity is as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested — December 31, 2016	2,152,157	$6.29
Granted	927,306	6.22
Vested	(1,137,555)	6.38
Forfeited	(378,990)	5.95
Unvested — December 31, 2017	1,562,918	6.27
Granted	1,092,534	17.35
Vested	(635,320)	6.51
Forfeited	(218,002)	7.56
Unvested — December 31, 2018	1,802,130	12.75
Granted	1,091,353	10.50
Vested	(972,404)	11.70
Forfeited	(261,320)	11.48
Unvested — December 31, 2019	1,659,759	$11.67

	Year Ended December 31,
	2019	2018	2017
Restricted stock award expense	$9,170	$5,180	$4,985

As of December 31, 2019, there was approximately $13.5 million of unrecorded expense related to issued restricted stock awards that will be recognized over an estimated weighted average period of 1.9 years. These unvested shares are included in our reported issued and outstanding common stock as of December 31, 2019.
Restricted Stock Unit Activity
Our outstanding restricted stock units substantially relate to awards that contain “market-based” vesting conditions that are issued to our executive officers. These conditions are specified in each award agreement and result in a variable number of shares that become issuable at the assessment date, after review and approval by our Compensation Committee. A summary of restricted stock unit activity is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding — December 31, 2017	217,206	$6.49
Granted	138,334	28.31
Market-based achievement adjustment at vesting	100,326	6.49
Share issuance upon approved achievement date	(200,652)	6.49
Outstanding — December 31, 2018	255,214	17.91
Granted	257,585	12.87
Market-based achievement adjustment at vesting	116,880	6.49
Share issuance	(243,760)	7.04
Outstanding — December 31, 2019	385,919	$18.00

	2019	2018	2017
Restricted stock unit expense	$3,019	$2,301	$1,030

401(k) Plan – Stock Matching Contribution

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

We issued shares of common stock to our employees in connection with our 401(k) program, partially matching our employees’ annual 401(k) contributions, as summarized below:

	Year Ended December 31,
	2019	2018	2017
Shares of common stock issued	225,780	70,379	102,874
Value of employer match in shares	$1,289	$762	$639

5. STOCKHOLDERS’ EQUITY
Authorized Stock
In June 2018, our stockholders approved an amendment and restatement of our Certificate of Incorporation to reflect an increase in the number of authorized shares of our common stock from 175 million shares to 300 million shares. In addition to the increase in the authorized number of shares of common stock, the amendment eliminates designated series of preferred stock that are obsolete and are no longer outstanding or issuable, including Series B Junior Participating Preferred Stock and Series E Convertible Voting Preferred Stock. As of December 31, 2019, we had five million shares of preferred stock authorized and no shares of preferred stock outstanding. The amendment was filed with the Delaware Secretary of State in June 2018.
Stockholder Rights Agreement
On November 29, 2010, our Board of Directors approved a stockholder rights agreement (the “Stockholder Rights Agreement”), effective December 13, 2010. A stockholder rights agreement is designed to deter coercive, unfair, or inadequate takeovers and other abusive tactics that might be used in an attempt to gain control of our company. A stockholder rights agreement will not prevent takeovers at a full and fair price, but rather is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire our company to first negotiate with our Board of Directors.
On March 27, 2018, we entered into a Second Amendment to Rights Agreement which had the effect of suspending the Stockholders Rights Agreement as of March 30, 2018, though it will expire under its terms on December 13, 2020.
Common Stock Issuable Upon Exercise of Stock Options and Vesting of Restricted Stock Units
As of December 31, 2019, (i) 4.7 million shares of our common stock are issuable upon the exercise of outstanding stock options (regardless of whether in or out-of-the-money) and (ii) 0.5 million shares of our common stock are issuable if the maximum market conditions of our outstanding restricted stock unit agreements are met.

Stock Warrant Activity
We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents or consultants. During 2018, our previously outstanding warrants were exercised, and therefore no outstanding warrants remained as of December 31, 2019. A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2016	445,000	$6.78
Outstanding — December 31, 2017	445,000	6.78
Exercised	(445,000)	6.78
Outstanding — December 31, 2018	—	$—

Sale of Common Stock Under ATM Agreements
In December 2015, and August 2017, we entered into a new collective at-market-issuance (ATM) sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (“December 2015 ATM Agreement” and the “August 2017 ATM Agreement”, respectively). These agreements allowed us to raise aggregate gross proceeds through these brokers of up to $250 million from the sale of our common stock on the public market. During the year ended December 31, 2017 we raised net proceeds of $128.3 million. We had no sales under the ATM during the year ended December 31, 2018.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In April 2019, we entered into a new collective at-market-issuance sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”) connected to our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019.
The April 2019 ATM Agreement allows us to raise aggregate gross proceeds of $150 million from the periodic sales of our common stock on the public market. Through December 31, 2019, we raised aggregate net proceeds of $1.8 million under this ATM. These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of our in-development drug candidates, including hiring and building inventory supply, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for other working capital purposes.

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the December 2015 ATM Agreement between July 1, 2017 and July 31, 2017	3,243,882	$23,745
Common shares issued pursuant to the August 2017 ATM Agreement between August 1, 2017 and December 31, 2017	10,314,250	$104,527
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2019	221,529	$1,814

There were no sales of our common stock under the April 2019 ATM Agreement during the three months ended December 31, 2019.

6. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Net loss	$(112,689)	$(120,741)	$(92,189)
Weighted average shares—basic and diluted	110,585,768	103,305,911	85,115,592
Net loss per share—basic and diluted	$(1.02)	$(1.17)	$(1.08)

The below outstanding securities were excluded from the above calculation of net loss per share because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive due to our net loss per share for the years ended December 31, 2019, 2018, and 2017, as summarized below:

	Year Ended December 31,
	2019	2018	2017
Common stock options issued	1,059,846	4,407,765	3,668,662
Restricted stock awards issued	1,659,759	1,802,130	1,562,918
Restricted stock units issued	385,919	255,214	217,206
2013 Convertible Notes outstanding - if converted into common shares	—	—	3,854,959
Common stock warrants issued	—	—	138,277
Total	3,105,524	6,465,109	9,442,022

7. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among the three fair value measurement categories (see Note 2(xi)):

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities (Note 8)	$31,047	$—	$—	$31,047
Bank CDs	—	7,376	—	7,376
Mutual funds	5,158	11	—	5,169
Key employee life insurance, cash surrender value - Note 3(f))	—	3,547	—	3,547	*
Money market funds	54,199	—	—	54,199
Government-related debt securities	47,636	14,990	—	62,626
Corporate debt securities	—	58,248	—	58,248
	$138,040	$84,172	$—	$222,212
Liabilities:
Deferred executive compensation liability (Note 10(f))	$—	$8,746	$—	$8,746	*
	$—	$8,746	$—	$8,746

	December 31, 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities (Note 8)	$46,422	$—	$—	$46,422
Bank CDs	—	86	—	86
Mutual funds	—	78	—	78
Key employee life insurance, cash surrender value	—	6,274	—	6,274	*
Money market funds	—	142,745	—	142,745
	$46,422	$149,183	$—	$195,605
Liabilities:
Deferred executive compensation liability (Note 10(f))	$—	$6,167	$—	$6,167	*
	$—	$6,167	$—	$6,167

* The reported amount of “key employee life insurance, cash surrender value” is based on the cash surrender value of life insurance policies of named current and former employees at each period-end. The reported amount of “deferred executive compensation liability” is based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.
We did not have any transfers between “Level 1” and “Level 2” (see Note 2(xi)) measurement categories for any periods presented except for “money market funds” included within Level 1 as of December 31, 2019 that were presented within Level 2 as of December 31, 2018. We believe this change is appropriate since these money market funds have quoted daily prices in active markets that are publicly accessible.
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable and other accrued liabilities approximate their fair values due to their short-term nature of settlement.
8. CASI HOLDINGS AND EVOMELA SUPPLY CONTRACT
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

Acrotech at closing. However, on an interim basis we retained our original supply agreement with CASI for EVOMELA. Corresponding revenue for shipped product has been recognized within discontinued operations “product sales, net” (see Note 12). With our fulfillment of this order in October 2019, we will not have any further involvement with this arrangement.
Our Ownership in CASI at December 31, 2019
Under certain conditions that expired in December 2017, we exercised our rights during 2016 and 2017 to purchase additional shares of CASI common stock at par value in order to maintain our post-investment ownership percentage. Our aggregate holding of 10.0 million CASI common shares as of December 31, 2019 represented an approximate 10.3% ownership with a fair market value of $31.0 million (see Note 3(a)). In April 2019, we completed the sale of 1.5 million shares for $5.1 million of cash and recognized a $2.7 million gain within “other (expense) income, net” within the accompanying Consolidated Statements of Operations for the year ended December 31, 2019.
9. CONVERTIBLE SENIOR NOTES
Overview of 2013 Convertible Notes
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (the “2013 Convertible Notes”). During 2016 and 2017, we completed certain open market purchases to retire $79.5 million of note principal.
The 2013 Convertible Notes matured on December 15, 2018. Substantially all then-outstanding notes were converted into our common stock at a rate of 95 shares per $1,000 principal units.
Components of Interest Expense on 2013 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Consolidated Statements of Operations for the 2013 Convertible Notes:

	December 31,
	2018	2017
Stated coupon interest expense	$981	$2,615
Amortization of debt issuance costs	220	567
Accretion of debt discount	1,931	4,890
Total interest expense	$3,132	$8,072
Effective interest rate	8.41%	8.41%

10. FINANCIAL COMMITMENTS & CONTINGENCIES AND KEY LICENSE AGREEMENTS
(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from one year to four years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.

Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. During the year ended December 31, 2019, 2018 and 2017, we had no sublease arrangements with us as lessor.
We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring October 31, 2021. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2022, in addition to other administrative office leases. We recognize lease expense on a straight-line basis over the expected term of these operating leases, as reported within “selling, general and administrative” expense on the

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

accompanying Consolidated Statements of Operations. For the year ended December 31, 2019, 2018, and 2017 this expense aggregated $2.2 million, $1.6 million, and $1.6 million, respectively.
Adoption of the New Lease Accounting Standard
Beginning January 1, 2019, we adopted ASU 2016-02, Leases (“Topic 842”). Under this new lease accounting standard, we recognized a right-of-use asset (“ROU”) and lease liability on our accompanying Consolidated Balance Sheets for all leases (except for any lease with an original term of less than 12 months). We elected the “optional transition method” upon adoption of Topic 842 and the available practical expedients. Accordingly, we did not reassess (i) lease classification (as either operating or financing) or (ii) initial direct costs for existing leases.

This reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). We recorded $4.2 million to our January 1, 2019 balance sheet for both (i) our right-of-use asset within “facility and equipment under lease” and (ii) our lease liability within “accounts payable and other accrued liabilities” and “other long-term liabilities.” The recorded asset and liability associated with each lease is amortized over the respective lease term using the “effective interest rate” method. For the year ended December 31, 2019, we recognized an additional $1.1 million of ROU assets in exchange for $1.1 million of additional lease liabilities.

We elected to (1) not separate “lease components” from “non-lease components” in our measurement of minimum payments for (i) facility leases and (ii) office equipment leases and (2) not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes these lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets:

Operating Leases*	Consolidated Balance Sheet Caption	December 31, 2019
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$3,806

Operating lease liabilities - current	Accounts payable and other accrued liabilities	$1,683
Operating lease liabilities - non-current	Other long-term liabilities	2,372
Total lease liabilities		$4,055
* As of December 31, 2019, we have no “finance leases” as defined in Topic 842.
Components of Lease Expense
We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Consolidated Statements of Operations. The components of our aggregate lease expense are summarized below:

Year Ended December 31, 2019
Operating lease cost	$1,660
Variable lease cost	470
Short-term lease cost	77
Total lease cost	$2,207
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of December 31, 2019	2.5 years	7.8%

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Future Contractual Lease Payments as of December 31, 2019

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	December 31, 2019
2020	$1,934
2021	1,671
2022	828
2023	87
2024	—
Total future lease payments, undiscounted	$4,520
(Less): Implied interest	(465)
Present value of operating lease payments	$4,055

Future Contractual Lease Payments as of December 31, 2018
The below is required tabular disclosure for comparative purposes with our current period-end balance sheet date above:

Operating Leases - future payments	December 31, 2018
2019	$1,486
2020	1,441
2021	1,465
2022	828
2023 and thereafter	87
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
Impact of Commercial Product Portfolio Transaction on Rights and Obligations Associated with the Product Portfolio
On March 1, 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio that were previously disclosed in Note 17(b) to our 2018 Annual Report on Form 10-K were transferred to Acrotech at the closing of the Commercial Product Portfolio Transaction. However, under the terms of this transaction we retained our trade “accounts receivable” and GTN liabilities included within “accounts payable and other accrued liabilities” (see Note 3(h)) associated with our product sales made on and prior to February 28, 2019.
Accordingly, these Consolidated Financial Statements are recast for all periods presented to reflect the sale of the assets and liabilities associated with our Product Portfolio, as well as the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” - see Notes 1 and 12. The most significant agreements associated with our continuing operations are listed below, along with the key financial terms and our corresponding accounting and reporting conventions for each:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(i) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd., or Hanmi, for ROLONTIS, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan and hold its worldwide rights (except for Korea, China, and Japan). We are contractually obligated to pay Hanmi tiered royalties that range from the low double-digits to mid-teens on our annual net sales of ROLONTIS.
In January 2016, the first patient was dosed with ROLONTIS in a clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we issued 318,750 shares of our common stock to Hanmi. We are responsible for further contractual payments upon our achievement of a regulatory milestone (triggering a payment of $10 million to Hanmi) and sales milestone payments of up to $120 million per calendar year based on our annual net sales of ROLONTIS.
Depending on the milestone achievement type we will either (a) capitalize the payment value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” on the Consolidated Statements of Operations. The corresponding liability for the payment due to the licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(ii) Poziotinib: In-License Agreement with Hanmi and Exclusive Patent and Technology License Agreement with MD Anderson
In February 2015, we executed an in-license agreement with Hanmi for poziotinib, a pan-HER inhibitor in Phase 2 clinical trials (which has also shown single agent activity in the treatment of various cancer types during Phase 1 studies, including breast, gastric, colorectal, and lung cancers) and made an upfront payment to Hanmi for distribution rights.
Under the terms of this agreement, we received the exclusive global rights to commercialize poziotinib, except for Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are obligated to make contractual payments to Hanmi upon our achievement of various regulatory milestones that aggregate $33 million. We are also obligated to pay Hanmi net sales milestones of up to $325 million annually and pay royalties in the low to mid-teen digits on our net sales of poziotinib, potentially reduced by royalties due to other third parties.
In April 2018, we executed an exclusive patent and technology agreement for the use of poziotinib in treating patients with EGFR and HER2 exon 20 mutations in cancer and HER2 exon 19 mutations in cancer with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). MD Anderson discovered poziotinib’s use in treating these patient-types (“Exon 19/20 Patients”). We made an upfront payment to MD Anderson of $0.5 million upon the execution of this agreement that we recognized within “research and development” expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2018.
We are contractually obligated to pay nominal fixed annual license maintenance fees to MD Anderson and pay additional fees upon our achievement of various regulatory and sales milestones. These regulatory milestones aggregate $6 million and the sales milestones aggregate $24 million. We are also contractually obligated to pay MD Anderson royalties in the low single-digits on our net sales of poziotinib.
Depending on the milestone achievement type we will either (a) capitalize the payment value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” on the Consolidated Statements of Operations. The corresponding liability for the payment due to the licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(iii) In-License Agreement with ImmunGene for FIT Drug Delivery Platform
In April 2019, we executed an asset transfer, license, and sublicense agreement with ImmunGene, Inc. (“ImmunGene”) for an exclusive license for the intellectual property related to (i) Anti-CD20-IFNá, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin lymphoma, including diffuse large b-cell lymphoma patients, representing a considerable unmet medical need; and (ii) an antibody-interferon fusion molecule directed against GRP94, a target for which currently there are no existing approved therapies that has the potential for treating both solid and hematologic malignancies. Both molecules are based on the Focused Interferon Therapeutics (“FIT”) drug delivery platform.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

We made upfront payments aggregating $2.8 million to ImmunGene and to several other third parties, all of which were recorded within “research and development” expense within our accompanying Consolidated Statements of Operations for the year ended December 31, 2019. We will make further payments to ImmunGene upon our achievement of various regulatory milestones that aggregate $26.1 million, plus an additional $5 million milestone payment for each new indication (beyond those described above) approved for either drug in the U.S., Europe, or Japan.
Our contractual royalties to ImmunGene are in the high-single digits on our net sales of each drug, potentially reduced by our royalties due to other third parties. We are also contractually obligated to pay nominal fixed annual license maintenance fees to two licensors.
Depending on the milestone achievement type we will either (a) capitalize the payment value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” on the Consolidated Statements of Operations. The corresponding liability for the payment due to the licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(c) Service Agreements for our Research and Development Activities
We have entered into various contracts with numerous third party service providers for the execution of our research and development initiatives (to which we assign discrete project codes in order to compile and monitor such expenses). These vendors include raw material suppliers, clinical trial sites, clinical research organizations, and data monitoring centers, among others. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on the achievement of certain events specified in the agreements - such as contract execution, progress of service completion, delivery of drug supply, and the dosing of patients in clinical studies.
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
(e) Employment Agreement
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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals and may make additional discretionary contributions. At December 31, 2019 and December 31, 2018, the aggregate value of this DC Plan liability was $8.7 million and $6.2 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Consolidated Balance Sheets.

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
On July 23, 2019, we entered into a memorandum of understanding with these plaintiffs for a collective settlement that is pending court approval. The value of this proposed settlement is included within “other receivables” (see Note 3(e)) and “accounts payable and other accrued liabilities” (see Note 3(h)) on the accompanying Consolidated Balance Sheet as of December 31, 2019.

11. INCOME TAXES
The components of loss before benefit for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$(139,682)	$(133,165)	$(121,507)
Foreign	(4,912)	4,558	(1,185)
Total	$(144,594)	$(128,607)	$(122,692)

The benefit for income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(6,584)	$(1,663)	$(15,412)
State	(1,166)	(269)	(1,298)
Foreign	11	—	6
	$(7,739)	$(1,932)	$(16,704)
Deferred:
Federal	(781)	12	(5,256)
State	(688)	19	19
	(1,469)	31	(5,237)
Total income tax benefit	$(9,208)	$(1,901)	$(21,941)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

For the fiscal years ended December 31, 2019, 2018 and 2017, we generated losses from continuing operations and recognized income from other financial statement categories such as “income from discontinued operations” and “other comprehensive income (loss)”. Under ASC 740-20-45-7 and applicable intra-period income tax allocation guidance, companies are required to consider all sources of income in determining the tax benefit to be recognized from its losses from continuing operations.
As a result of the required intra-period allocation, we recognized $7,675, $1,902 and $14,813 of tax benefits for our losses from continuing operations during the years ended December 31, 2019, 2018 and 2017, respectively. Tax charges equal to the tax benefits recognized within “loss from continuing operations” were recorded within “income from discontinued operations” on the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, and other comprehensive income (loss) on the accompanying Statements of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017.
The income tax benefit differs from that computed using the applicable federal statutory rate, as applied to our income before taxes in each year as follows:

	Year Ended December 31,
	2019	2018	2017
Tax provision computed at the federal statutory rate	$(30,365)	$(26,854)	$(42,614)
State tax, net of federal benefit	(4,126)	(5,077)	(2,207)
Research and development expense tax credits	(2,526)	(4,884)	(1,176)
Change in uncertain tax benefit reserve	—	—	(561)
Change in tax credit carryforwards	81	(3,056)	386
Officers compensation	1,506	600	(9,292)
Stock based compensation	(230)	(12,610)	(2,734)
Permanent items and other	267	(116)	1,450
Tax differential on foreign earnings	(31)	(32)	33
Change in tax rate	1,126	(1,329)	37,768
Refundable alternative minimum tax credit	—	—	(1,336)
Change in prior year deferred taxes	1,170	6,595	(1,218)
Valuation allowance	23,920	44,862	(440)
Income tax benefit	$(9,208)	$(1,901)	$(21,941)

Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are presented below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets did not meet our “more-likely-than-not” assessment threshold, as required under GAAP.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$118,163	$103,582
Research and development expense tax credits	22,724	21,618
Stock based compensation	4,385	5,057
Lease obligation	919	—
Development costs	704	3,938
Returns and allowances	1,069	1,976
Other, net	11,861	7,185
Total deferred tax assets before valuation allowance	159,825	143,356
Valuation allowance	(152,966)	(131,042)
Total deferred tax assets	6,859	12,314
Deferred tax liabilities, net:
Unrealized gains	(5,607)	(9,387)
Depreciation and amortization differences	(389)	(4,396)
Right-of-use asset	(863)	—
Net deferred tax liabilities	$—	$(1,469)

At December 31, 2019 and 2018, we recorded a valuation allowance of $153.0 million and $131.0 million, respectively. The valuation allowance increased by $21.9 million and $45.0 million during 2019 and 2018, respectively. The increase in the valuation allowance in 2019 and 2018 was due to an increase in net operating loss carryforwards and the reversal of deferred tax liabilities from our amortization of intangible assets which have no tax basis, partially offset by a $2.0 million valuation allowance release in 2019 related to our discontinued operations.
We had federal and state net operating loss carryforwards of approximately $497.0 million and $266.9 million, at December 31, 2019, respectively. We have approximately $5.2 million of foreign loss carryforwards that will begin to expire in 2028. The federal and state loss carry forwards began to expire in 2020 unless previously utilized. Federal loss carryforwards generated in 2018 and beyond will be carried forward indefinitely. At December 31, 2019, we had federal and state tax credits of approximately $15.9 million and $8.6 million, respectively. The federal tax credit carryovers begin to expire in 2027 unless previously utilized. The state research and development credit carryforwards have an indefinite carryover period.
Our utilization of certain net operating loss and research and development expense tax credit carryforwards, including those acquired in connection with the acquisition of Allos Therapeutics, Inc. in April 2012 and Talon Therapeutics, Inc. in July 2016, are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state provisions. Any net operating losses or credits that would expire unutilized as a result of Section 382 and 383 limitations have been removed from the table of deferred tax assets and the accompanying disclosures of net operating loss and research and development carryforwards.
The following tabular reconciliation summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$3,248	$2,715	$3,271
Adjustments related to prior year tax positions	(392)	(551)	(39)
Increases related to current year tax positions	692	1,084	374
Decreases due to expiration of tax statutes	(75)	—	(891)
Balance at end of year	$3,473	$3,248	$2,715

We continue to believe that our tax positions meet the “more-likely-than-not” standard and as part of that analysis, we considered the amounts and probabilities from ultimate settlement with the tax authorities.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Approximately $0.1 million, $0.2 million, and $0.2 million of the total unrecognized tax benefits as of December 31, 2019, 2018, and 2017, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.
We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2015. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.
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
The provisional amounts were subject to revisions as we completed its analysis of the Tax Act, collected and prepared necessary data, and interpreted any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard-setting and regulatory bodies. The measurement period expired as of December 31, 2018 and our accounting for the Tax Act is complete. The changes in 2018 to provisional amounts recorded in 2017 for the effects of the Tax Act were not material.
12. DISCONTINUED OPERATIONS
Overview
On March 1, 2019, we completed the Commercial Product Portfolio Transaction -- see Note 1(b) (as we first announced on January 17, 2019 on Form 8-K, upon the signing of the definitive asset purchase agreement).
In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operation, as well as the assets and liabilities connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Consolidated Statements of Operations and Consolidated Balance Sheets. See Note 15 for a discussion of certain immaterial corrections affecting the presented amounts below.
Consolidated Statement of Operations
The following table presents the various elements of “income from discontinued operations, net of income taxes” as reported in the accompanying Consolidated Statements of Operations:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year ended December 31,
	2019	2018	2017
Revenues:
Product sales, net*	$22,325	$103,736	$115,237
License fees and service revenue	290	4,867	12,189
Total revenues	$22,615	$108,603	$127,426
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	12,007	26,756	42,859
Cost of service revenue	—	—	4,359
Selling, general and administrative	5,801	28,010	19,508
Research and development	2,624	19,799	14,370
Amortization of intangible assets	1,248	28,098	27,647
Restructuring charges - employee severance (Note 13)	3,858	—	—
Total operating costs and expenses	$25,538	$102,663	$108,743
Income (loss) from discontinued operations	$(2,923)	$5,940	$18,683
Other income (expense):
Change in fair value of contingent consideration	(1,478)	1,927	(4,957)
Gain on sale of Commercial Product Portfolio**	34,568	—	—
Total other income (expense)	$33,090	$1,927	$(4,957)
Income from discontinued operations before income taxes	30,167	7,867	13,726
Provision for income taxes from discontinued operations***	(7,470)	(1,902)	(5,163)
Income from discontinued operations, net of income taxes	$22,697	$5,965	$8,563
* This revenue for the year ended December 31, 2019 includes: (i) sales from our Commercial Product Portfolio in January and February 2019 (prior to the completion of the Commercial Product Portfolio Transaction) and (ii) EVOMELA sales to a specific licensee through October 2019 (see Note 8).
** This pre-tax gain on sale represents the $158.8 million gross proceeds from the Commercial Product Portfolio Transaction less our $121.2 book value of transferred net assets (inclusive of assumed liabilities) to Acrotech on the March 1, 2019 closing date less legal and banker fees aggregating $3.9 million. In the third quarter of 2019, we reduced this gain for a $0.2 million contract cancellation fee associated with our sold commercial operations; this value was deducted from the $4.0 million escrow account (reported as “restricted cash” on the Consolidated Balance Sheets until its release on November 5, 2019). In the fourth quarter of 2019, we increased this gain by $1.1 million to correct for certain inventory that did not contractually transfer to the buyer.
*** This income tax provision represents an allocation of taxes as required under intraperiod allocation guidance (see Note 11). Due to our aggregate net operating loss-carryforwards, no federal or state income tax payments are expected to be made relating to our current year activity, inclusive of our recognized gain on sale of the Commercial Product Portfolio.
Consolidated Balance Sheets
Accounts receivable derived from our product sales on and prior to February 28, 2019 were not transferred to Acrotech as part of the Commercial Product Portfolio Transaction, nor were our GTN liabilities and trade accounts payable assumed by Acrotech that were associated with our commercial activities on and prior to February 28, 2019 (see Note 3(h)). Accordingly, these specific assets and liabilities remain presented within “accounts receivable, net of allowance for doubtful accounts” and “accounts payable and other accrued liabilities” on the accompanying Consolidated Balance Sheets.
The following table presents a summary of our “discontinued operations, assets” and “discontinued operations, liabilities” as of December 31, 2018 within the accompanying Consolidated Balance Sheets (representing those assets and liabilities transferred to Acrotech as part of the Commercial Product Portfolio Transaction):

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

December 31, 2018
Inventories	$3,550
Prepaid expenses and other assets	2,005
Discontinued operations, current assets	5,555

Intangible assets, net of accumulated amortization	111,594
Goodwill	18,061
Other assets	2,970
Discontinued operations, non-current assets	132,625

FOLOTYN development liability	2,311
Discontinued operations, current liabilities	2,311

FOLOTYN development liability, less current portion	9,686
Acquisition-related contingent obligations	4,345
Discontinued operations, non-current liabilities	$14,031
Consolidated Statement of Cash Flows
The following table presents significant non-cash items for our discontinued operations that are included as adjustments in the accompanying Consolidated Statements of Cash Flows:

	Year ended December 31,
	2019	2018	2017
Depreciation and amortization	$1,263	$28,187	$27,661
Stock-based compensation	$3,404	$5,649	$4,076
Change in fair value of contingent consideration	$1,478	$(1,927)	$4,957

13. RESTRUCTURING COSTS RELATED TO SALE OF COMMERCIAL PRODUCT PORTFOLIO
Employee Severance
On March 1, 2019, we completed the Commercial Product Portfolio Transaction (see Note 1(b)) and 87 of our employees were (1) terminated March 1, 2019 or (2) given notice of May 31, 2019 termination and asked to provide transition services for the benefit of Acrotech through that date (as provided by a transition services agreement with Acrotech entered contemporaneously with our sale). For the year ended December 31, 2019, we recognized $0.7 million of income for services rendered to Acrotech under this agreement within “other income (expense), net” on our accompanying Consolidated Statements of Operations.
The employees in (1) above were entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options. For the year ended December 31, 2019, we fully recognized the aggregate value of $5.1 million for this severance benefit, of which $3.9 million, $1.0 million, and $0.2 million is included on the accompanying Consolidated Statements of Operations within “income from discontinued operations, net of income taxes” (see Note 12), “selling, general, and administrative” expenses and “research and development” expenses, respectively.
The employees in (2) above were also entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options, though on May 31, 2019. The aggregate value of these one-time cash payments and stock-based award accelerations was $0.5 million. Due to then ongoing service requirements of these employees, we amortized this value through expense on a ratable basis beginning March 1, 2019 through May 31, 2019. For the year ended December 31, 2019, we recognized $0.5 million for this severance benefit, which is included within “selling, general, and administrative” expenses on the accompanying Consolidated Statements of Operations, and within “accrued payroll and benefits” and “additional paid-in capital” (for stock-based awards) on the accompanying Consolidated Balance Sheets as of December 31, 2019.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Unpaid cash severance for our former employees was $0.3 million at December 31, 2019 and is recorded within “accrued payroll and benefits” on the accompanying Consolidated Balance Sheets.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data (unaudited) for the year ended December 31, 2019 and 2018 is presented below:

	Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
2019
Total revenues	$—	$—	$—	$—
Loss from continuing operations before other income (expense) and income taxes	$(37,838)	$(34,212)	$(30,293)	$(38,355)
Loss from continuing operations*	$(39,846)	$(28,783)	$(26,557)	$(40,200)
Basic and diluted loss per common share from continuing operations***	$(0.36)	$(0.26)	$(0.24)	$(0.36)

	Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
2018
Total revenues	$—	$—	$—	$—
Loss from continuing operations before other income (expense) and income taxes	$(29,981)	$(32,986)	$(28,422)	$(46,458)
(Loss) income from continuing operations**	$(19,243)	$14,863	$(69,209)	$(53,117)
Basic and diluted (loss) income per common share from continuing operations***	$(0.19)	$0.14	$(0.66)	$(0.52)

* Loss from continuing operations for the quarter ended March 31, 2019 was adjusted by $26 thousand from amounts previously reported on Form 10-Q as a result of correcting the immaterial errors discussed in Note 15.
** (Loss) income from continuing operations for each of the quarters ended March 31, June 30, September 30, and December 31, 2018 were adjusted by $71 thousand, $31 thousand, $37 thousand, and $38 thousand, respectively, from amounts previously reported on Form 10-Q as a result of correcting the immaterial errors discussed in Note 15.
*** There was no impact on previously disclosed basic and diluted (loss) income per common share from continuing operations.
Net loss per basic and diluted shares are computed independently for each of the quarters presented, based on basic and diluted shares outstanding per quarter, and therefore, it may not sum to the value for the full year.
15. IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
PHS pricing for certain qualifying end-users of ZEVALIN
Subsequent to the issuance of our Form 10-K for the year ended December 31, 2018, management identified certain immaterial errors aggregating to $12.0 million that substantially relates to our ZEVALIN pricing to qualifying Public Health Service (“PHS”) hospitals from 2009 through the first quarter of 2019. This accumulated value resulted from a mistaken one-time “market date” load into the Centers for Medicare and Medicaid Services (“CMS”) system for this drug. We erroneously used the year we in-licensed this product of 2009, rather than its original sale year of 2002.
In our 2018 Annual Report on Form 10-K and earlier filings, we reported our GTN estimates as a reduction to "product sales, net" in our Consolidated Statements of Operations. We have restated our accompanying Consolidated Financial Statements to correct for these immaterial errors for all annual periods presented on each face financial statement (as summarized below), as well as the correction of "product sales, net" presented within Note 12 for our discontinued operations summary.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Consolidated Balance Sheet as of December 31, 2018:

	As Previously Reported	Adjustments for Error Correction	As Restated
Accounts payable and other accrued liabilities	$69,460	$11,852	$81,312
Total current liabilities	86,474	11,852	98,326
Total liabilities	107,624	11,852	119,476
Accumulated deficit	(599,886)	(11,852)	(611,738)
Total stockholders’ equity	283,262	(11,852)	271,410

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017:

	2018
	As Previously Reported	Adjustments for Error Correction	Reclassification for Discontinued Operations	As Restated
Product sales, net	$104,466	$(730)	$(103,736)	$—
Total revenues	109,333	(730)	(108,603)	—
Loss from continuing operations before other (expense) income and income taxes	(131,177)	(730)	(5,940)	(137,847)
Loss from continuing operations before income taxes	(120,010)	(730)	(7,867)	(128,607)
Benefit for income taxes from continuing operations	(1)	—	1,902	1,901
Loss from continuing operations	(120,011)	(730)	(5,965)	(126,706)
Loss per common share from continuing operations	(1.16)	(0.01)	(0.06)	(1.23)

	2017
	As Previously Reported	Adjustments for Error Correction	Reclassification for Discontinued Operations	As Restated
Product sales, net	$116,178	$(941)	$(115,237)	$—
Total revenues	128,367	(941)	(127,426)	—
Loss from continuing operations before other (expense) income and income taxes	(96,660)	(941)	(18,683)	(116,284)
Loss from continuing operations before income taxes	(108,026)	(941)	(13,726)	(122,693)
Benefit for income taxes from continuing operations	16,778	—	5,163	21,941
Loss from continuing operations	(91,248)	(941)	(8,563)	(100,752)
Loss per common share from continuing operations	(1.07)	(0.01)	(0.10)	(1.18)

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017:

	2018
	As Previously Reported	Adjustments for Error Correction	As Restated
Net loss	$(120,011)	$(730)	$(120,741)
Total comprehensive loss	(122,501)	(730)	(123,231)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	2017
	As Previously Reported	Adjustments for Error Correction	As Restated
Net loss	$(91,248)	$(941)	$(92,189)
Total comprehensive loss	(73,670)	(941)	(74,611)

Consolidated Statements of Stockholders’ Equity and Cash Flows:
The Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017 have also been restated to include the changes to “net loss” summarized above, as well as an $10.2 million increase to the beginning “accumulated deficit” as of January 1, 2017, representing the accumulated error through that date.

This error had no impact on our Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, except for the offsetting correction between "net loss" and changes in "accounts payable and other accrued liabilities" presented within "net cash used in operating activities" in each year, as summarized in the above tables.
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

We continuously seek to improve the efficiency and effectiveness of our business operations and accompanying internal controls. An internal control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. Because of inherent limitations in any control system, no evaluation can provide absolute assurance that all control issues within a company have been detected. In addition, internal controls are subject to the risk of inadequacy because of changes in business conditions and/or the risk that compliance with a company’s policies or procedures may deteriorate over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”). Based on our management’s assessment, we have concluded that as of December 31, 2019, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting. Deloitte & Touche LLP’s report appears within Item 9A in this Annual Report on Form 10-K and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
(b) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Spectrum Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements.

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
March 2, 2020

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2020.

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
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
Notes to the Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017
(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018, and 2017

		Additions (Reductions)
		($ in thousands)
Description	Balance at Beginning of Period	Additions (Recovery) to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
December 31, 2019
Allowance for doubtful accounts	$67	$(12)	$43	$(55)	$43
December 31, 2018
Allowance for doubtful accounts	$71	$12	$—	$(16)	$67
December 31, 2017
Allowance for doubtful accounts	$88	$(17)	$—	$—	$71

(1)	Deductions represent the actual write-off of accounts receivable balances.

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
		8-K	001-35006	2.1, 2.2, and 2.3	4/5/12

2.2	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC.	8-K	001-35006	2.1	7/19/13

2.3	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc.	8-K	001-35006	2.2	7/19/13

2.4	Exchange Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto.	8-K	001-35006	2.4	7/19/13

2.5	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/19

3.1	Restated Certificate of Incorporation, as filed on June 18, 2018.	8-K	001-35006	3.1	6/18/18

3.2	Third Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	3/29/18

4.1	Rights Agreement, dated December 13, 2010, between Spectrum Pharmaceuticals, Inc. and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan.	8-K	000-28782	4.1	12/13/10

4.2	First Amendment to Rights Agreement, dated October 13, 2017, by and between Spectrum Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent.	8-K	001-35006	4.1	10/13/17

4.3	Second Amendment to Rights Agreement, dated March 27, 2018, by and between Spectrum Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent.	8-K	001-35006	4.1	3/29/18

4.4	Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and TopoTarget A/S.	10-K	001-35006	4.2	3/12/14

4.5	Description of Equity Securities Registered under Section 12 of the Exchange Act.					X

10.1	Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-KSB	000-28782	10.11	3/31/97

10.2	First Amendment to Lease, dated March 25, 2004, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-Q	000-28782	10.1	5/17/04

10.3	Second Amendment to Lease, dated March 7, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.6	3/12/14

10.4	Third Amendment to Lease, dated February 12, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.7	3/12/14

10.5	Fourth Amendment to Lease, dated July 29, 2009, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	000-28782	10.29	4/5/10

10.6	Fifth Amendment to Lease, dated November 21, 2013, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/12/14

10.7	Sixth Amendment to Lease, dated January 31, 2014, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.10	3/12/14

10.8	Seventh Amendment to Lease, dated August 7, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.					X

10.9	Eighth Amendment to Lease, dated October 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.					X

10.10*	Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan.	S-8	333-176681	4.1	9/6/11

10.11*	Form of Indemnification Agreement of Spectrum Pharmaceuticals, Inc.					X

10.12*	Amended and Restated Spectrum Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan.					X

10.13*	Spectrum Pharmaceuticals, Inc. 2009 Incentive Award Plan.	S-8	333-160312	99.2	6/29/09

10.14*	Term Sheet for 2009 Incentive Award Plan Stock Option Award.	10-Q	000-28782	10.8	8/13/09

10.15*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).	10-Q	001-35006	10.2	11/9/12

10.16*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.	10-Q	000-28782	10.10	8/13/09

10.17*	Amendment No. 1 to 2009 Incentive Award Plan.	10-Q	001-35006	10.2	11/6/15

10.18*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan	10-Q	001-35006	10.2	5/4/17

10.19	At Market Issuance Sales Agreement dated December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC.	S-3	333-208760	1.2	12/23/15

10.20	At Market Issuance Sales Agreement, dated August 4, 2017, between Spectrum Pharmaceuticals, Inc., H.C. Wainwright & Co., LLC, FBR Capital Markets & Co. and MLV & Co. LLC.	8-K	001-35006	1.1	8/4/17

10.21	Controlled Equity Offering Sales Agreement, dated as of April 5, 2019 among Registrant, Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc.	S-3ASR	333-230821	1.2	4/5/19

10.22*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Kurt A. Gustafson.	10-Q	001-35006	10.6	8/9/18

10.23*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Thomas J. Riga.	10-Q	001-35006	10.7	8/9/18

10.24*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-Q	001-35006	10.8	8/9/18

10.25*	Executive Employment Agreement, dated as of June 18, 2018, by and between Spectrum Pharmaceuticals, Inc. and Keith McGahan.	10-Q	001-35006	10.9	8/9/18

10.26*	Executive Employment Agreement, dated as of June 19, 2019, by and between Spectrum Pharmaceuticals, Inc. and Dr. Francois Lebel.	10-Q	001-35006	10.1	8/9/19

10.27*	Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/18/18

10.28*	Form of Stock Option Award Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.2	6/18/18

10.29*	Form of Restricted Stock Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.3	6/18/18

10.30*	Form of Restricted Stock Unit Award for Canadian Resident Employees and Directors under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.4	6/18/18

10.31*	Form of Performance Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.5	6/18/18

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).					X

24.1	Power of Attorney (included in the signature page)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
* Indicates a management contract or compensatory plan or arrangement.
# Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary
None.