Form 10-Q
period 2020-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2020-05-07
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, 116,468,472 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020
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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$70,352	$64,418
Marketable securities	107,441	159,455
Accounts receivable, net of allowance for credit losses of $43 and $43, respectively	435	441
Other receivables	8,789	9,558
Prepaid expenses and other assets	10,263	10,148
Total current assets	197,280	244,020
Property and equipment, net of accumulated depreciation	12,058	11,607
Other assets	3,187	4,000
Facility and equipment under lease	3,467	3,806
Total assets	$215,992	$263,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$49,130	$54,284
Accrued payroll and benefits	4,568	7,686
Total current liabilities	53,698	61,970
Other long-term liabilities	8,526	11,070
Total liabilities	62,224	73,040
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 114,774,079 and 113,299,612 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	114	113
Additional paid-in capital	923,480	918,205
Accumulated other comprehensive loss	(4,827)	(3,498)
Accumulated deficit	(764,999)	(724,427)
Total stockholders’ equity	153,768	190,393
Total liabilities and stockholders’ equity	$215,992	$263,433
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues (Note 1(b))	$—	$—
Operating costs and expenses:
Selling, general and administrative	14,794	15,952
Research and development	15,993	21,886
Total operating costs and expenses	30,787	37,838
Loss from continuing operations before other expense and income taxes	(30,787)	(37,838)
Other (expense) income:
Interest income, net	704	1,061
Other expense, net	(10,534)	(11,285)
Total other expense	(9,830)	(10,224)
Loss from continuing operations before income taxes	(40,617)	(48,062)
Benefit for income taxes from continuing operations	—	8,216
Loss from continuing operations	$(40,617)	$(39,846)
Income from discontinued operations, net of income taxes (Note 10)	45	20,587
Net loss	$(40,572)	$(19,259)

Basic and diluted loss per share:
Loss per common share from continuing operations	$(0.36)	$(0.36)
Income per common share from discontinued operations	—	0.19
Net loss per common share	$(0.36)	$(0.18)

Weighted average shares outstanding:
Basic	111,780,571	109,552,602
Diluted	111,780,571	109,552,602
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(40,572)	$(19,259)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income tax expense of $0 and $0 for the three months ended March 31, 2020 and 2019, respectively.	(914)	—
Foreign currency translation adjustments	(415)	(390)
Other comprehensive loss	(1,329)	(390)
Total comprehensive loss	$(41,901)	$(19,649)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393
Net loss	—	—	—	—	(40,572)	(40,572)
Other comprehensive loss, net	—	—	—	(1,329)	—	(1,329)
Recognition of stock-based compensation expense	—	—	5,010	—	—	5,010
Issuance of common stock to 401(k) plan for employees	96,959	—	265	—	—	265
Restricted stock award grants, net of forfeitures	1,377,508	1	—	—	—	1
Balance as of March 31, 2020	114,774,079	$114	$923,480	$(4,827)	$(764,999)	$153,768

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	110,525,141	$110	$886,740	$(3,702)	$(611,738)	$271,410
Net loss	—	—	—	—	(19,259)	(19,259)
Other comprehensive loss, net	—	—	—	(390)	—	(390)
Recognition of stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock to 401(k) plan for employees	47,347	—	519	—	—	519
Issuance of common stock upon exercise of stock options	146,785	—	831	—	—	831
Restricted stock award grants, net of forfeitures	259,539	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	233,760	—	—	—	—	—
Balance as of March 31, 2019	111,212,572	$111	$895,571	$(4,092)	$(630,997)	$260,593

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Loss from continuing operations	$(40,617)	$(39,846)
Income from discontinued operations, net of income taxes (Note 10)	45	20,587
Net loss	(40,572)	(19,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	1,331
Stock-based compensation (Note 4)	5,275	8,000
Recognized gain on Commercial Product Portfolio Transaction (Note 10)	—	(33,644)
Amortization of operating leases (Note 8(a))	381	509
Amortization of discount on investments in debt securities, recorded to interest income (Note 3(a))	(29)	—
Realized gain on mutual funds	(189)	—
Unrealized loss on CASI stock holdings (Note 3(a) and Note 7)	10,238	12,183
Unrealized gain from transactions denominated in foreign currency	(22)	(1)
Change in deferred tax liabilities	—	(1,469)
Change in fair value of contingent consideration (Note 8(b))	—	1,478
Changes in operating assets and liabilities:
Accounts receivable, net	—	14,914
Other receivables	762	(3,776)
Inventories	—	(2,037)
Prepaid expenses and other assets	(960)	512
Other assets	823	(980)
Accounts payable and other accrued liabilities	(3,919)	(14,151)
Accrued payroll and benefits	(3,118)	(4,685)
FOLOTYN development liability	—	(4)
Other long-term liabilities	(2,153)	1,024
Net cash used in operating activities	(33,343)	(40,055)
Cash Flows From Investing Activities:
Proceeds from Commercial Product Portfolio Transaction (Note 1(b))	—	158,765
Proceeds from maturities of marketable securities	50,133	—
Proceeds from sale of mutual funds	833	—
Purchases of investment securities available-for-sale (Note 3(a))	(8,998)	—
Purchases of mutual funds	(1,210)	—
Purchases of property and equipment (Note 3(b))	(1,395)	(314)
Net cash provided by investing activities	39,363	158,451
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options	—	831
Net cash provided by financing activities	—	831
Effect of exchange rates on cash, cash equivalents and restricted cash	(86)	(55)
Net increase in cash, cash equivalents and restricted cash	5,934	119,172
Cash, cash equivalents and restricted cash—beginning of period	64,418	157,480
Cash, cash equivalents and restricted cash—end of period	$70,352	$276,652
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$593	$471
Cash paid for income taxes	$—	$33
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities (Note 3(b))	$2,772	$—

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
We have three drugs in development:

•ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia which has been filed with the FDA and has a Prescription Drug User Fee Act (“PDUFA”) date of October 24, 2020;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations; and
•Anti-CD20-IFNα, an interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma (“NHL”) patients (including diffuse large B-cell lymphoma).
Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three months ended March 31, 2020 and 2019 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2020 and 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on March 2, 2020).
Discontinued Operations - Sale of our Commercial Product Portfolio
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
These Condensed Consolidated Financial Statements reflect the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” - see Note 10. We have presented our face financial

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

statements in general conformity with our historical format, even where presented values are $-0- within continuing operations due to required discontinued operations classification for all periods presented. We believe this format provides increased clarity and comparability with our previously filed financial statements, as well as our expectation that these financial statement captions and associated footnote disclosures will remain relevant to our future business activities.
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
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three months ended March 31, 2020 and 2019, all of our revenue and operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations - see Note 10). All of our assets are held in the U.S, except for cash held in certain foreign bank accounts.
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
Our accounting policies and estimates that most significantly impact the presented amounts within these Condensed Consolidated Financial Statements are further described below:
(i) Revenue Recognition
On March 1, 2019, we completed the Commercial Product Portfolio Transaction -- see Note 1(b). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities of our sold commercial operation are separately classified as “discontinued” for all periods presented within the accompanying Condensed Consolidated Statements of Operations -- see Note 10.
Required Elements of Our Revenue Recognition: Revenue from our (a) product sales, (b) out-license arrangements, and (c) service arrangements is recognized under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) in a manner that reasonably reflects the delivery of our goods and/or services to customers in return for expected consideration and includes the following elements:
(1)we ensure that we have an executed contract(s) with our customer that we believe is legally enforceable;
(2)we identify the “performance obligations” in the respective contract;
(3)we determine the “transaction price” for each performance obligation in the respective contract;
(4)we allocate the transaction price to each performance obligation; and
(5)we recognize revenue only when we satisfy each performance obligation.
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

•When we are responsible for the achievement of a regulatory milestone, the “relative selling price method” is applied for purposes of allocating the transaction price to our performance obligations. In such case, we consider (i) the extent of our effort to achieve the milestone and/or the enhancement of the value of the delivered item(s) as a result of milestone achievement and (ii) if the milestone payment is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. We have historically assessed the contractual value of these milestones upon their achievement to be identical to the allocation of value of our performance obligations and thus representing the “transaction price” for each milestone at contract inception. We recognize this revenue in the period that the regulatory approval occurs (i.e., when we complete the “performance obligation”) under the “most likely amount” method, and revenue recognition is otherwise “constrained” until regulatory approval occurs, given its inherent uncertainty and the requirement of a significant revenue reversal not being probable if achievement does not occur. At each reporting period, we re-evaluate the probability of milestone achievement and the associated revenue constraint; any resulting adjustments would be recorded on a cumulative catch-up basis, thus reflected in our financial statements in the period of adjustment.
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
(iii) Marketable Securities
Marketable securities consist of our holdings in equity securities, mutual funds, bank certificates of deposit (“Bank CDs”), government-related debt securities, and corporate debt securities. Since we classify these investments as “available-for-sale” any (1) realized gains (losses) or (2) unrealized gains (losses) on these securities are respectively recognized in (1) “other expense, net” on the accompanying Condensed Consolidated Statements of Operations, or (2) depending on the nature of the marketable securities recognized in “accumulated other comprehensive loss” as a separate component of stockholder’s equity on the accompanying Condensed Consolidated Statements of Stockholders’ Equity, or in “other expense, net” on the accompanying Condensed Consolidated Statements of Operations.
(iv) Accounts Receivable
Our accounts receivable, net of allowance for credit losses are derived from our product sales and license fees, and do not bear interest. The allowance for credit losses is management’s best estimate of the amount of expected credit losses in our existing accounts receivable and any anticipated discounts. The allowance for credit losses is adjusted each period through earnings to reflect expected credit losses over the remaining life of the asset. Account balances are written off against the allowance after appropriate collection efforts are exhausted.
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13 ("ASU 2016-13") "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This new ASU replaces the existing incurred loss impairment model with a current expected credit loss model (“CECL”), which requires the use of forward-looking information to calculate credit loss estimates. The new CECL model requires recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired, in which the expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASU 2016-13 as of January 1, 2020, which had no material effect on our accompanying Condensed Consolidated Financial Statements.
(v) Property and Equipment
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
(ix) Research and Development Costs
Our research and development costs are expensed as incurred (see Note 8(c)) or as certain milestone payments become contractually due to our licensors, as triggered by the achievement of clinical or regulatory events.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of March 31, 2020 and December 31, 2019, our “cash and cash equivalents” were held with major financial institutions. As of March 31, 2020 and December 31, 2019, our “marketable securities” include our equity holdings in CASI Pharmaceuticals, Inc. (“CASI”), mutual funds, government-related debt securities, corporate debt securities, and bank certificates of deposits (“bank CDs”).
We maintain cash balances with select financial institutions. The Federal Deposit Insurance Corporation (FDIC) and other third parties insure a fraction of these deposits. Accordingly, these cash deposits are not insured against the possibility of a substantial or complete loss of principal and are inherently subject to the credit risk of the corresponding financial institution.
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities that may be received from our strategic partners in connection with an out-license arrangements, as discussed in Note 7).

The carrying amount of our equity securities, money market funds, and Bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs – see Note 2(x)) because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of March 31, 2020, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Foreign Currency Translation	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
March 31, 2020
Equity securities (see Note 7)	$6,310	$(2,789)	$16,976	$—	$20,497	$—	$20,497
Money market funds	54,282	—	—	—	54,282	54,282	—
Government-related debt securities*	50,113	—	324	—	50,437	10,000	40,437
Corporate debt securities*	33,888	—	15	(159)	33,744	—	33,744
Bank deposits	6,070	—	—	—	$6,070	6,070	—
Mutual funds	4,941	—	—	(298)	4,643	—	4,643
Bank CDs	8,088	—	32	—	8,120	—	8,120
Total cash and cash equivalents and marketable securities	$163,692	$(2,789)	$17,347	$(457)	$177,793	$70,352	$107,441
December 31, 2019
Equity securities (see Note 7)	$6,310	$(2,477)	$27,214	$—	$31,047	$—	$31,047
Money market funds	54,199	—	—	—	54,199	54,199	—
Government-related debt securities*	62,617	—	19	(10)	62,626	—	62,626
Corporate debt securities*	58,235	—	38	(25)	58,248	5,000	53,248
Bank deposits	5,219	—	—	—	5,219	5,219	—
Mutual funds	4,375	—	783	—	5,158	—	5,158
Bank CDs	7,354	—	22	—	7,376	—	7,376
Total cash and cash equivalents and marketable securities	$198,309	$(2,477)	$28,076	$(35)	$223,873	$64,418	$159,455

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

* Beginning in the second quarter of 2019, we purchased certain government-related and corporate debt securities. We have classified these as “available-for-sale” since we may redeem or sell these investments before their stated maturity to fund our operations. Under the requirements of ASC 320, Investments - Debt and Equity Securities: (i) we recorded these securities at initial “book value” and then amortize, through maturity, the determined “discount” or “premium” within “interest income” on the accompanying Condensed Consolidated Statements of Operations, and (ii) we recognize the “unrealized gains (loss)” of these securities (i.e., fair value versus amortized book value) as a separate component of “other comprehensive loss” on the accompanying Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020.
(b) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	March 31, 2020	December 31, 2019
Manufacturing equipment*	$10,815	$10,355
Computer hardware and software	3,734	3,606
Laboratory equipment	36	36
Leasehold improvements	3,374	3,374
Office furniture	248	248
Property and equipment, at cost	18,207	17,619
(Less): Accumulated depreciation	(6,149)	(6,012)
Property and equipment, net of accumulated depreciation	$12,058	$11,607
* This account is comprised of our owned ROLONTIS production equipment on location at our contract manufacturer. This equipment has alternative future use for the general production of various biologic agents. Accordingly, we have capitalized these purchases, rather than recording it as “research and development” expense in full, despite its current designation for the manufacture of pre-FDA approved product. The majority of this manufacturing equipment was not in use and therefore not being depreciated as of March 31, 2020. Depreciation for installed and ready-for-use equipment is recorded to “research and development” expense prior to FDA approval and will be prospectively recorded to “cost of sales” upon FDA approval of ROLONTIS.
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively.
(c) Prepaid Expenses and Other Assets
“Prepaid expenses and other assets” consists of the following:

	March 31, 2020	December 31, 2019
Vendor deposits	$9,285	$8,740
Prepaid insurance	978	1,408
Prepaid expenses and other assets	$10,263	$10,148
(d) Other Receivables
“Other receivables” consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	March 31, 2020	December 31, 2019
Insurance receivable*	$3,337	$4,015
CASI other receivables	2,135	2,393
Other miscellaneous receivables	1,385	1,490
Income tax receivable - current portion	1,306	973
Interest receivable from marketable securities (see Note 3(a))	497	561
Reimbursements due from development partners for incurred research and development expenses	129	126
Other receivables	$8,789	$9,558
* This insurance receivable balance represents our incurred legal fees and pending and completed settlements that are expected to be reimbursed by our insurance carriers.

(e) Other Assets
“Other assets” consists of the following:

	March 31, 2020	December 31, 2019
Key employee life insurance – cash surrender value (associated with deferred compensation plan - see Note 6)	$3,073	$3,547
Income tax receivable - non-current portion*	—	334
Research & development supplies and other	114	119
Other assets	$3,187	$4,000
* This value was moved to “other receivables” within “total current assets” as the “Coronavirus Aid, Relief and Economic Security (CARES) Act” now allows the immediate refund of alternative minimum tax payments. Previously this amount was expected to be collected over several years (see Note 9).
(f) Facility and Equipment Under Lease
“Facility and equipment under lease” consists of the following:

	March 31, 2020	December 31, 2019
Office and research facilities	$3,077	$3,391
Office equipment	390	415
Facility and equipment under lease	$3,467	$3,806
(g) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	March 31, 2020	December 31, 2019
Trade accounts payable and other	$26,937	$32,012
Lease liability - current portion	1,725	1,683
Accrued commercial/Medicaid rebates	2,870	2,925
Accrued product royalty due to licensors	—	66
Allowance for product returns	4,714	4,714
Accrued data and distribution fees	768	768
Accrued GPO administrative fees	6	6
Accrued inventory management fees	364	364
Allowance for government chargebacks	11,746	11,746
Accounts payable and other accrued liabilities	$49,130	$54,284
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates (see Note 2(i)) were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks*	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2018	$22,952	$3,932	$5,171
Add: GTN accruals recorded for product sales	7,702	1,209	167
(Less): Payments made and credits against GTN accruals	(15,983)	(4,003)	(624)
Balance as of December 31, 2019	$14,671	$1,138	$4,714
Add: GTN accruals recorded for product sales	—	—	—
(Less): Payments made and credits against GTN accruals	(55)	—	—
Balance as of March 31, 2020	$14,616	$1,138	$4,714

(h) Other Long-Term Liabilities
        “Other long-term liabilities” consists of the following:

	March 31, 2020	December 31, 2019
Deferred compensation liability (Note 8(f))	$6,444	$8,597
Lease liability - non-current portion (Note 8(a))	1,981	2,372
Other tax liabilities	101	101
Other long-term liabilities	$8,526	$11,070

4. STOCK-BASED COMPENSATION
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the assigned department of the recipient. Stock-based compensation expense, included within “total operating costs and expenses” for the three months ended March 31, 2020 and 2019, was as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative	$3,877	$3,626
Research and development	1,398	969
Total stock-based compensation*	$5,275	$4,595
* Beginning in March 2020, we granted 1,650,000 stock-appreciation rights (“SARs”) to our Named Executive Officers. The fair value of these SARs was estimated on the date of grant using the Black-Scholes option-pricing model. These SARs had 25% immediate vesting on the date of grant resulting in recognized stock-based compensation expense of $0.7 million and $0, respectively, within our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.
5. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding - basic and diluted	111,780,571	109,552,602
Net loss	$(40,572)	$(19,259)
Net loss per share – basic and diluted	$(0.36)	$(0.18)

6. FAIR VALUE MEASUREMENTS
        The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories (see Note 2(x)):

	March 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Government-related debt securities	$35,411	$15,026	$—	$50,437
Corporate debt securities	—	33,744	—	33,744
Money market funds	54,282	—	—	54,282
Equity securities (Note 7)	20,497	—	—	20,497
Bank CDs	—	8,120	—	8,120
Mutual funds	4,643	9	—	4,652
Key employee life insurance, cash surrender value - Note 3(e))	—	3,073	—	3,073	*
	$114,833	$59,972	$—	$174,805
Liabilities:
Deferred executive compensation liability (Note 8(f))	$—	$7,447	$—	$7,447	*
	$—	$7,447	$—	$7,447

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Government-related debt securities	$47,636	$14,990	$—	$62,626
Corporate debt securities	—	58,248	—	58,248
Money market funds	54,199	—	—	54,199
Equity securities (Note 7)	31,047	—	—	31,047
Bank CDs	—	7,376	—	7,376
Mutual funds	5,158	11	—	5,169
Key employee life insurance, cash surrender value - Note 3(e))	—	3,547	—	3,547	*
	$138,040	$84,172	$—	$222,212
Liabilities:
Deferred executive compensation liability (Note 8(f))	$—	$8,746	$—	$8,746	*
	$—	$8,746	$—	$8,746
* The reported amount of “key employee life insurance, cash surrender value” is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end. The reported amount of “deferred executive compensation liability” is based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.
We did not have any transfers between “Level 1” and “Level 2” (see Note 2(x)) measurement categories for any periods presented.
        Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and other accrued liabilities approximate their fair values due to their short-term nature of settlement.

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
In March 2019, we completed the Commercial Product Portfolio Transaction (see Note 1(b)) and substantially all of the contractual rights and obligations associated with these products, including the CASI Out-License, were transferred to Acrotech at closing. However, on an interim basis we retained our original supply agreement with CASI for EVOMELA. Corresponding revenue for shipped product has been recognized within discontinued operations “product sales, net” (see Note 10). Given our fulfillment of this order in October 2019, this arrangement was complete as of December 31, 2019.

        Our Ownership in CASI at March 31, 2020

Under certain conditions that expired in December 2017, we exercised our rights during 2016 and 2017 to purchase additional shares of CASI common stock at par value in order to maintain our post-investment ownership percentage. Our aggregate holding of 10.0 million CASI common shares as of March 31, 2020 represented an approximate 10.0% ownership with a fair market value of $20.5 million (see Note 3(a)).
8. FINANCIAL COMMITMENTS & CONTINGENCIES AND KEY LICENSE AGREEMENTS
(a) Facility and Equipment Leases
Overview

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

        In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from less than one year to four years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.
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
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. During the three months ended March 31, 2020 and 2019, we had no sublease arrangements with us as lessor. For the three months ended March 31, 2020 and 2019, our facility and equipment lease expense aggregated $0.6 million and $0.6 million, respectively.
        This reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). Upon adoption, we recorded $4.2 million to our January 1, 2019 balance sheet for both (i) our right-of-use asset within “facility and equipment under lease” and (ii) our lease liability within “accounts payable and other accrued liabilities” and “other long-term liabilities.” The recorded asset and liability associated with each lease is amortized over the respective lease term using the “effective interest rate” method. As of March 31, 2020, we recognized $5.3 million of ROU assets in exchange for $5.3 million of lease liabilities. As of March 31, 2019, we recognized $4.2 million of ROU assets in exchange for $4.2 million of lease liabilities.
        We elected to (1) not separate “lease components” from “non-lease components” in our measurement of minimum payments for (i) facility leases and (ii) office equipment leases and (2) not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases*	Condensed Consolidated Balance Sheet Caption	Balance as of March 31, 2020	Balance as of December 31, 2019
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$3,467	$3,806

Operating lease liabilities - current	Accounts payable and other accrued liabilities	$1,725	$1,683
Operating lease liabilities - non-current	Other long-term liabilities	1,981	2,372
Total operating lease liabilities		$3,706	$4,055
* We had no “finance leases” as of March 31, 2020, as defined in Topic 842.
Components of Lease Expense
        We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$466	$459
Variable lease cost	114	108
Short-term lease cost	15	15
Total lease cost	$595	$583
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of March 31, 2020	2.2 years	7.8%
Operating leases as of December 31, 2019	2.5 years	7.8%
Future Contractual Lease Payments as of March 31, 2020
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	March 31, 2020
2020 (remaining)	$1,458
2021	1,671
2022	828
2023	87
2024	—
Total future lease payments, undiscounted	$4,044
(Less): Implied interest	(338)
Present value of operating lease payments	$3,706

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
Impact of Commercial Product Portfolio Transaction on Rights and Obligations Associated with the Product Portfolio

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

In March 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio were transferred to Acrotech at the closing of the Commercial Product Portfolio Transaction. However, under the terms of this transaction we retained our trade “accounts receivable” and GTN liabilities included within “accounts payable and other accrued liabilities” (see Note 3(g)) associated with our product sales made on and prior to February 28, 2019.
Accordingly, these Condensed Consolidated Financial Statements reflect the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” - see Notes 1 and 10. The most significant remaining agreements associated with our continuing operations are listed below, along with the key financial terms and our corresponding accounting and reporting conventions for each:
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
In January 2016, the first patient was dosed with ROLONTIS in a clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we issued 318,750 shares of our common stock to Hanmi. We are responsible for further contractual payments upon the achievement of a regulatory milestone (triggering $10 million to Hanmi), and sales milestone payments of up to $120 million per calendar year based on our net sales of ROLONTIS.
Depending on the milestone achievement type we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” on the Consolidated Statements of Operations. The corresponding liability for the payment due to the licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(ii) Poziotinib: In-License Agreement with Hanmi and Exclusive Patent and Technology License Agreement with MD Anderson
In February 2015, we executed an in-license agreement with Hanmi for poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, (which has also shown single agent activity in the treatment of various cancer types during Phase 1 studies, including breast, gastric, colorectal, and lung cancers) and made an upfront payment to Hanmi for these distribution rights.
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
        In April 2018, we executed an exclusive patent and technology agreement for the use of poziotinib in treating patients with EGFR and HER2 exon 20 mutations in cancer and HER2 exon 19 mutations in cancer with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). MD Anderson discovered poziotinib’s use in treating these patient-types (“Exon 19/20 Patients”). We made an upfront payment to MD Anderson of $0.5 million upon the execution of this agreement that we recognized within “research and development” expense in the Consolidated Statements of Operations for the year ended December 31, 2018.
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
Depending on the milestone achievement type we will either (a) capitalize the payment value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” on the Consolidated Statements of Operations. The corresponding liability for the payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(iii) In-License Agreement with ImmunGene for FIT Drug Delivery Platform
In April 2019, we executed an asset transfer, license, and sublicense agreement with ImmunGene, Inc. (“ImmunGene”) for an exclusive license for the intellectual property related to (i) Anti-CD20-IFNα, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma, including diffuse large B-cell lymphoma patients, representing a considerable unmet medical need and (ii) an antibody-interferon fusion molecule directed against GRP94, a target for which currently there are no existing approved therapies that have the potential for treating both solid and hematologic malignancies. Both molecules are based on the Focused Interferon Therapeutics (“FIT”) drug delivery platform.
We made upfront payments aggregating $2.8 million to ImmunGene and to several other third parties, all of which were recorded within “research and development” expense within our Consolidated Statements of Operations for the year ended December 31, 2019. We will make further payments to ImmunGene upon our achievement of various regulatory milestones that aggregate $26.1 million, plus an additional $5 million milestone payment for each new indication (beyond those described above) approved for either drug in the U.S., Europe, or Japan.
Our contractual royalties to ImmunGene are in the high-single digits on our net sales of each drug, potentially reduced by our royalties due to other third parties. We are also contractually obligated to pay nominal fixed annual license maintenance fees to two licensors.
Depending on the nature of the milestone achievement type we will either (a) capitalize the payment value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” within the Consolidated Statements of Operations. The corresponding liability for the payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or occurs.
(c) Service Agreements for Research and Development Activities
We have entered into various contracts with numerous third party service providers for the execution of our research and development initiatives (to which we assign project codes in order to compile and monitor such expenses). These vendors include raw material suppliers, clinical trial sites, clinical research organizations, and data monitoring centers, among others. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on the achievement of certain events specified in the agreements - such as contract execution, progress of service completion, delivery of drug supply, and the dosing of patients in clinical studies.
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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At March 31, 2020 and December 31, 2019, the aggregate value of this DC Plan liability was $7.4 million and $8.7 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
On July 23, 2019, we entered into a memorandum of understanding with these plaintiffs for a collective settlement that is pending court approval. The value of this proposed settlement is included within “other receivables” (see Note 3(d)) and “accounts payable and other accrued liabilities” (see Note 3(g)) on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2020.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

9. INCOME TAXES
Early Adoption of ASU 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
As of March 31, 2020, we elected to early adopt ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Based upon this early adoption, we are not required to calculate an income tax benefit for the three months ended March 31, 2020.
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes from continuing operations of $8.2 million for the three months ended March 31, 2019, in the Condensed Consolidated Statements of Operations. Our ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses and the impact of the valuation allowance on our deferred tax assets.
Prior to the early adoption of ASU 2019-12, and for the three months ended March 31, 2019, the intraperiod tax allocation guidance required that we allocate income taxes between continuing operations and other categories of earnings. When we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in discontinued operations, ASC 740-20-45-7 required that we allocate the income tax provision to other categories of earnings (including discontinued operations), and then record a related tax benefit in continuing operations. For the three months ended March 31, 2020 and 2019, we recognized net income from discontinued operations while sustaining losses from continuing operations. Because of the required allocation, we recorded an income tax benefit of $8.2 million for the three months ended March 31, 2019, within “benefit for income taxes from continuing operations” and income tax expense of $6.7 million within “income from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Operations.
        Our net tax benefit for the three months ended March 31, 2019, prior to the application of intraperiod tax allocation guidance was $1.5 million. This tax benefit arose from the reversal of deferred tax liabilities recorded on our Consolidated Balance Sheet as of December 31, 2018 that were associated with indefinite-lived intangible assets that were sold as part of our Commercial Product Portfolio Transaction.
10. DISCONTINUED OPERATIONS
        Overview
In March 2019, we completed the Commercial Product Portfolio Transaction -- see Note 1(b) (we first announced the Commercial Product Portfolio Transaction on January 17, 2019 on Form 8-K, upon the signing of the definitive asset purchase agreement).
In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operation, connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Condensed Consolidated Statements of Operations. See Note 13 for a discussion of certain immaterial corrections affecting the presented amounts below.
Condensed Consolidated Statements of Operations
The following table presents the various elements of “income from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations (inclusive of the immaterial corrections as discussed in Note 13):

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product sales, net*	$(220)	$14,079
License fees and service revenue	—	290
Total revenues	$(220)	$14,369
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	(229)	3,168
Selling, general and administrative	(1)	5,951
Research and development	(35)	2,536
Amortization of intangible assets	—	1,248
Restructuring charges - employee severance (Note 11)	—	6,297
Total operating costs and expenses	$(265)	$19,200
Income (loss) from discontinued operations	$45	$(4,831)
Other (expense) income:
Change in fair value of contingent consideration	—	(1,478)
Gain on sale of Commercial Product Portfolio**	—	33,644
Total other (expense) income	$—	$32,166
Income from discontinued operations before income taxes	45	27,335
Provision for income taxes from discontinued operations***	—	(6,748)
Income from discontinued operations, net of income taxes	$45	$20,587
* This revenue for the three months ended March 31, 2019 includes: (i) sales from our Commercial Product Portfolio in January and February 2019 (prior to the completion of the Commercial Product Portfolio Transaction) and (ii) EVOMELA sales to a specific licensee (see Note 7). This amount was corrected to reflect the immaterial error identified by management as described above (see Note 13).
** The pre-tax gain on sale for the three months ended March 31, 2019 represents the $158.8 million gross proceeds from the Commercial Product Portfolio Transaction less our $121.2 book value of transferred net assets (inclusive of assumed liabilities) to Acrotech on the March 1, 2019 closing date less legal and banker fees aggregating $3.9 million.
*** Given the immaterial error corrections identified above, there was a corresponding tax impact for the three months ended March 31, 2019. This income tax provision represents an allocation of taxes as required under intraperiod allocation guidance that was in affect at that time (see Note 9). This amount was corrected to reflect the immaterial error identified by management as described above (see Note 13).
Condensed Consolidated Balance Sheets
Accounts receivable derived from our product sales on and prior to February 28, 2019 were not transferred to Acrotech as part of Commercial Product Portfolio Transaction, nor were our GTN liabilities and trade accounts payable assumed by Acrotech that were associated with our commercial activities on and prior to February 28, 2019 (see Note 3(g)). Accordingly, these specific assets and liabilities remain presented within “accounts receivable, net of allowance for credit losses” and “accounts payable and other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets.
Condensed Consolidated Statement of Cash Flows
The following table presents significant non-cash items for our discontinued operations that are included as adjustments in the accompanying Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization	$—	$1,263
Stock-based compensation	$—	$3,405
Change in fair value of contingent consideration	$—	$1,478

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

11. RESTRUCTURING COSTS RELATED TO SALE OF COMMERCIAL PRODUCT PORTFOLIO
        Employee Severance
        On March 1, 2019, we completed the Commercial Product Portfolio Transaction (see Note 1(b)) and 87 of our employees were (1) terminated March 1, 2019 or (2) given notice of May 31, 2019 termination and asked to provide transition services for the benefit of Acrotech through that date (as provided by a transition services agreement with Acrotech entered contemporaneously with our sale). For the three months ended March 31, 2019, we recognized $0.2 million of income for services rendered to Acrotech under this agreement within “other expense, net” on our accompanying Condensed Consolidated Statements of Operations.
        The employees in (1) above were entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options. For the three months ended March 31, 2019, we fully recognized the aggregate value of $8.3 million for this severance benefit, of which $6.3 million, $1.5 million, and $0.5 million is included on the accompanying Condensed Consolidated Statements of Operations within “income from discontinued operations, net of income taxes” (see Note 10), “selling, general, and administrative” expenses and “research and development” expenses, respectively.
        The employees in (2) above were also entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options, though on May 31, 2019. The aggregate value of these one-time cash payments and stock-based award accelerations was $0.5 million. Due to then ongoing service requirements of these employees, we amortized this value through expense on a ratable basis beginning March 1, 2019 through May 31, 2019. For the three months ended March 31, 2019, we recognized $0.2 million for this severance benefit, which is included within “selling, general, and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations, and within “accrued payroll and benefits” and “additional paid-in capital” (for stock-based awards) on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019.
        Unpaid cash severance for our former employees was $0.2 million and $1.1 million at March 31, 2020 and March 31, 2019, respectively, and is recorded within “accrued payroll and benefits” on the accompanying Condensed Consolidated Balance Sheets.

12. STOCKHOLDERS’ EQUITY
        Sale of Common Stock Under ATM Agreement
        On April 5, 2019, we entered into a new collective at-market-issuance (ATM) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”). The sales agreement prospectus filed with our shelf registration statement on Form S-3, filed with the SEC on March 20, 2020, registers an aggregate offering price of $75 million under the April 2019 ATM Agreement.
Through March 31, 2020, we raised aggregate net proceeds of $1.8 million under the April 2019 ATM Agreement, pursuant to an automatic shelf registration statement on Form S-3, filed with the SEC on April 5, 2019. These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of these drugs (including the hiring of personnel, building inventory supply and equipment purchases), completing acquisitions of assets, businesses, or securities, and for all other working capital purposes.

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2019	221,529	$1,814

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

        There were no sales of our common shares under the April 2019 ATM Agreement during the three months ended March 31, 2020.

13. IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our unaudited interim financial statements for the quarter ended March 31, 2019, and prior to the issuance of our Form 10-K for the year ended December 31, 2019, management identified certain immaterial errors aggregating $12.0 million that substantially relates to our ZEVALIN pricing to qualifying Public Health Service hospitals from 2009 through March 31, 2019. This accumulated value resulted from a mistaken one-time “market date” load into the Centers for Medicare and Medicaid Services system for this drug. We erroneously used the year we in-licensed this product of 2009, rather than its original sale year of 2002. We previously restated our Consolidated Financial Statements for the years ended December 2018 and 2017, respectively, to correct the error. The impact of this correction to the three months ended March 31, 2019 is presented below.

We have restated our accompanying Condensed Consolidated Financial Statements to correct for these immaterial errors for the prior-year interim period presented on each face financial statement (as summarized below), as well as the correction of "product sales, net" - presented within Note 10 for our discontinued operations.

Condensed Consolidated Statement of Operations for the three months ended March 31, 2019:

	As Previously Reported	Adjustments for Error Corrections	As Restated
Benefit for income taxes from continuing operations	$8,242	$(26)	$8,216
Loss from continuing operations	(39,820)	(26)	(39,846)
Income from discontinued operations, net of income taxes (Note 10)	20,665	(78)	20,587
Net loss	(19,155)	(104)	(19,259)

Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2019:

	As Previously Reported	Adjustments for Error Corrections	As Restated
Net loss	$(19,155)	$(104)	$(19,259)
Total comprehensive loss	(19,545)	(104)	(19,649)

Condensed Consolidated Statement of Stockholders’ Equity and Cash Flow:

The Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019, has also been restated to include the changes to “net loss” summarized above and to reflect the correction of accumulated deficit as of December 31, 2018 from $599,886 to $611,738.

These errors had no impact on our Condensed Consolidated Statement of Cash Flow, except for the offsetting corrections between "net loss" and changes in "accounts payable and other accrued liabilities" presented within "net cash used in operating activities."

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:
•our ability to successfully develop, obtain regulatory approval, and market our products;
•the approval, or timing of approval, of our products or new indications for our products by the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies;
•actions by the FDA and other regulatory agencies, including international agencies;
•the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;
•our ability to maintain sufficient cash resources to fund our business operations;
•our history of net losses;
•our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;
•our competitors’ progress with their drug development programs, which could adversely impact the perceived or actual value of our in-development drugs;
•the ability of our manufacturing partners to meet our product demands and timelines;
•our ability to identify and acquire new product candidates and to successfully integrate those product candidates into our operations;
•our ability to protect our intellectual property rights;
•the impact of legislative or regulatory reform on the pricing for pharmaceutical products;
•the impact of any litigation to which we are, or may become a party;
•our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;
•the overall impact of COVID-19 on our business; and
•our ability to maintain the services of our key executives and other personnel.
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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating (“G-CSF”) for chemotherapy-induced neutropenia which has been filed with the FDA and has a Prescription Drug User Fee Act (“PDUFA”) date of October 24, 2020;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations; and

•Anti-CD20-IFNα, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma patients (including diffuse large B-cell lymphoma).
Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the three months ended March 31, 2020, we continued our strategic shift in our business following the completion of the sale of our legacy commercialized drug portfolio in March 2019. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
ROLONTIS, a novel long-acting G-CSF:
We submitted our updated Biologics License Application ("BLA") for ROLONTIS with the FDA on October 24, 2019 which was accepted by the FDA for review on December 20, 2019. Our BLA is supported by data from two identically designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. The FDA is actively reviewing the BLA for ROLONTIS with a PDUFA target action date set for October 24, 2020.
A company sponsored study has been initiated to evaluate the administration of ROLONTIS on the same day as chemotherapy. The first patient was dosed in April 2020. The trial will evaluate the duration of severe neutropenia when administered at three different time points on the same day following standard chemotherapy in patients with early stage breast cancer.
Poziotinib, an irreversible tyrosine kinase inhibitor targeting EGFR and HER2 mutations:
In October 2017, we announced the start of a pivotal Phase 2 global study with active sites in the U.S., Canada and
Europe (“ZENITH20”). The ZENITH20 study consists of seven cohorts of NSCLC patients. Cohorts 1 (EGFR) and 2 (HER2)
have completed enrollment of previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) recently completed enrollment and Cohort 4 (HER2) is currently enrolling first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is objective response rate (ORR). Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.
On December 26, 2019, we announced that the pre-specified primary endpoint in its Phase 2 clinical trial evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations was not met in Cohort 1 of the
ZENITH20 trial. Cohort 1 enrolled a total of 115 patients who received 16 mg/day of poziotinib. The intent-to-treat analysis showed that 17 patients had a response (by RECIST) and 62 patients had stable disease for a 68.7% disease control rate (DCR). The confirmed objective response rate (ORR) was 14.8% (95% Confidence Interval (CI) 8.9%-22.6%). Based on the FDA reviewed protocol, an observed ORR of 30%, with 17% as the lower bound for 95% CI was considered to be the clinically meaningful efficacy in our study. The median duration of response was 7.4 months and progression free survival was 4.2 months. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR tyrosine kinase inhibitors.

Spectrum presented additional results for Cohort 1 from its Phase 2 clinical trial, ZENITH20, evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations at a plenary session of the virtual American Association for Cancer Research (AACR) annual meeting on April 27, 2020. The podium presentation included additional safety and efficacy data. We also provided an update on our ZENITH20 Phase 2 clinical trial evaluating poziotinib in NSCLC patients with EGFR and HER2 exon 20 insertion mutations. The protocol has been amended to explore additional dosing regimens and the earlier use of corticosteroids in an effort to increase drug compliance.

We expect to announce topline results for Cohort 2 in mid-2020 and for Cohort 3 in the second half of 2020.
CHARACTERISTICS OF OUR REVENUE AND EXPENSES
See Item 7. Characteristics of Our Revenue and Expenses of our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Revenue recognition;
•Income taxes;
•Stock-based compensation; and
•Litigation accruals (as required).

RESULTS OF OPERATIONS
Operations Overview – Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Revenues (Note 1(b))	$—	$—
Operating costs and expenses:
Selling, general and administrative	14,794	15,952
Research and development	15,993	21,886
Total operating costs and expenses	30,787	37,838
Loss from continuing operations before other expense and income taxes	(30,787)	(37,838)
Interest income, net	704	1,061
Other expense, net	(10,534)	(11,285)
Loss from continuing operations before income taxes	(40,617)	(48,062)
Benefit for income taxes from continuing operations	—	8,216
Loss from continuing operations	(40,617)	(39,846)
Income from discontinued operations, net of income taxes (Note 10)	45	20,587
Net loss	$(40,572)	$(19,259)
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Operating Expenses

	Three months ended March 31,
	2020	2019	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$14.8	$16.0	$(1.2)	(7.5)%
Research and development	16.0	21.9	(5.9)	(26.9)%
Total operating costs and expenses	$30.8	$37.9	$(7.1)	(18.7)%
Selling, General and Administrative. Selling, general and administrative expenses decreased by $1.2 million in the current year period. This decrease primarily relates to (i) $1.5 million of non-recurring employee severance expense related to the Commercial Product Portfolio Transaction in March 2019, and (ii) a $2.0 million decrease in deferred compensation investments as a result of the overall market decline compared to the prior year period. These decreases were partially offset by increases within selling, general and administrative including: (i) $0.7 million of increased legal fees related to compliance matters and employment litigation, (ii) $0.7 million of increased stock-based compensation expense (see Note 4), and (iii) $0.9 million of various costs to support our selling, general and administrative function.
Research and Development. Research and development expenses decreased $5.9 million. This decrease primarily relates to (i) $8.2 million of drug substance that was purchased in the prior year period for the manufacture of ROLONTIS in preparation for the upcoming commercial launch, and (ii) $0.5 million of non-recurring employee severance expense related to the Commercial Product Portfolio Transaction in March 2019. These decreases were partially offset by a non-recurring refund of $1.9 million for FDA filing fees related to our voluntary withdrawal of the ROLONTIS BLA in March 2019.
Total Other Expense

	Three months ended March 31,
	2020	2019	$ Change	% Change
	($ in millions)
Total other expense	$(9.8)	$(10.2)	$0.4	3.9%
        Total other expense decreased by $0.4 million primarily due to $10.2 million of unrealized loss for the mark-to-market of our CASI equity securities in the current period (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements), as compared to $12.2 million of unrealized loss for these securities during the prior year period. The resulting decrease in other expense was partially offset by decreased other income including: (i) $1.1 million decrease in the value of our deferred compensation plan assets (see Note 3(e)), (ii) $0.4 million of decreased interest income on our marketable securities, and (iii) $0.2 million of non-recurring billable services rendered to Acrotech as part of a transition services agreement that expired in May 2019 (see Note 11).
         Income Taxes

	Three months ended March 31,
	2020	2019	$ Change	% Change
	($ in millions)
Benefit for income taxes from continuing operations	$—	$8.2	$(8.2)	(100.0)%
        For the three months ended March 31, 2020 we did not record a benefit for income taxes from continuing operations based on the recent adoption of ASU 2019-12,“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” during the period (see Note 9). For the three months ended March 31, 2019 we reported pre-tax losses from continuing operations. This requires our application of intraperiod tax allocation guidance, resulting in the presented income tax benefit values (though is not indicative of income tax refunds due to us). During the three months ended March 31, 2019 we recorded pre-tax income from discontinued operations. Further, the income tax provision within “discontinued operations” is substantially offset by the corresponding income tax benefit value during the prior year period .
LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands, except financial metrics data)
Cash, cash equivalents, marketable securities, and restricted cash	$177,793	$223,873	$309,881
Accounts receivable, net of credit losses	$435	$441	$14,936
Total current assets	$197,280	$244,020	$340,238
Total current liabilities	$53,698	$61,970	$82,276
Working capital surplus (a)	$143,582	$182,050	$257,962
Current ratio (b)	3.7	3.9	4.1
(a) Total current assets at period end minus total current liabilities at period end.
(b) Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $33.3 million for the three months ended March 31, 2020, as compared to $40.1 million in the prior year period. For the three months ended March 31, 2020 and 2019, our cash collections from customers totaled $0 and $27.2 million, respectively. The significant decrease in cash collections is a result of the Commercial Product Portfolio Transaction (see Note 10 to the accompanying Condensed Consolidated Financial Statements). For the three months ended March 31, 2020 and 2019, our aggregate cash payments to our employees and vendors for products, services, and rebates were $37.1 million and $72.6 million, respectively.

Net Cash Provided by Investing Activities
Net cash provided by investing activities was $39.4 million for the three months ended March 31, 2020, as compared to $158.5 million during the prior year period. The cash provided by investing activities for the three months of 2020 relates to (i) $50.1 million of proceeds from maturities of our marketable securities (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements), and (ii) $0.8 million of proceeds from the sale of mutual funds (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements). This cash received was partially offset by (i) $9.0 million of purchases of investment instruments (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements), (ii) $1.2 million of purchases for investments in our mutual funds (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements), and (iii) $1.4 million of equipment purchases substantially related to ROLONTIS manufacture (see Note 3(b) to the accompanying Condensed Consolidated Financial Statements).
Net Cash Provided by Financing Activities
There were no financing activities for the three months ended March 31, 2020. Net cash provided by financing activities was $0.8 million during the prior year period.
Sale of Common Stock Under ATM Agreements
        On April 5, 2019, we entered into a new collective at-market-issuance (ATM) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”). The sales agreement prospectus filed with our shelf registration statement on Form S-3, filed with the SEC on March 20, 2020, registers an aggregate offering price of $75 million under the April 2019 ATM Agreement.
Through March 31, 2020, we raised aggregate net proceeds of $1.8 million under the April 2019 ATM Agreement, pursuant to an automatic shelf registration statement on Form S-3, filed with the SEC on April 5, 2019. These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of these drugs (including the hiring of personnel, building inventory supply and equipment purchases), completing acquisitions of assets, businesses, or securities, and for all other working capital purposes.
There were no sales of our common stock under the April 2019 ATM Agreement during the three months ended March 31, 2020.
Future Capital Requirements
We believe that the future growth of our business will depend on our ability to successfully develop and acquire new drugs for the treatment of cancer and successfully bring these drugs to market.
The timing and amount of our future capital requirements will depend on many factors, including:
•the need for additional capital to fund future development programs;
•the need for additional capital to fund strategic acquisitions;
•the need for additional capital to fund licensing arrangements;
•our requirement for additional information technology infrastructure and systems; and
•adverse outcomes from potential litigation and the cost to defend such litigation.
We believe that our $177.8 million in aggregate cash and equivalents and marketable securities as of March 31, 2020 is sufficient to fund our current and planned operations for the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings (see Note 12).
However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.

Impact of COVID-19 Pandemic

During the three months ended March 31, 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our future revenues of ROLONTIS and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will impact our financial condition, results of operations or future cash flows is currently uncertain and depends on factors including the duration and severity of the outbreak (See Item 1A: “Risk Factors” for additional details).

Proceeds From the Commercial Product Portfolio Transaction
In March 2019, we completed the sale of our Commercial Product Portfolio to Acrotech (See Note 1(b)) to the accompanying Condensed Consolidated Financial Statements). Upon the closing of the Commercial Product Portfolio Transaction, we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to the Commercial Product Portfolio.
We are using the proceeds from the Commercial Product Portfolio Transaction to advance our in-development drug pipeline, as well as provide for our general working capital requirements.

Off-Balance Sheet Arrangements
As of March 31, 2020, we have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Foreign currency: We have limited exposure to currency exchange rate fluctuations for our cash receipts in foreign currency from license partners, as well as payments we make to employees, vendors, and license partners in foreign currency (typically in Euros, Canadian dollars, or Indian rupees). We further mitigate this limited risk by maintaining a fraction of our cash in these foreign currencies for our current operational needs. A hypothetical 10% change in these foreign exchange rates would not be material to our reported operating results and period-end financial position due to minimal amounts held in foreign currency-denominated bank accounts during 2020.
Raw materials: Our in-development drug products are produced with active pharmaceutical ingredients (API). These raw material prices are not highly volatile for us. A hypothetical 10% change in API costs would not be material to our reported operating results and period-end financial position. Our current year API purchases through March 31, 2020 aggregated $1.3 million. To secure required drug supply and raw material pricing, we enter into various agreements that provide stable and predictable pricing for our planned clinical and commercial business needs.
Equity price: We hold publicly-traded equity securities, received as part of out-license consideration (see Note 3(a)). At March 31, 2020, the market value of these equity holdings was $20.5 million. Our monetization of this value is subject to changes in market prices at the time of sale, thus a hypothetical 10% change in market value (whether realized or unrealized) would not be material to our reported operating results and period-end financial position in 2020. We have evaluated this share price risk and decided to not enter into derivative contracts for potential risk mitigation.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Certain of the legal proceedings in which we are involved are discussed in Note 8(g), “Financial Commitments & Contingencies and Key License Agreements,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.

ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, except as noted below.

The COVID-19 outbreak could adversely impact our business.

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. As of the filing of this Form 10-Q, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results from operations, financial condition and clinical studies due to numerous factors that are not within our control, including the duration and severity of the outbreak.

Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings and other measures. These measures are disrupting normal business operations both in and outside of affected areas. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment and substantial modifications to employee travel. We are also unable to make site visits at this time due to social distancing guidelines. Over time, these factors could reduce our overall productivity and collaboration. In addition, while enrollment in our ongoing clinical trials is progressing at a normalized rate, we could see a delay in enrollment or in the initiation of planned clinical trials.

Despite travel restrictions and the remote work environment, the ROLONTIS BLA remains under active review by the FDA. The PDUFA target action date for the ROLONTIS BLA is October 24, 2020. However, if travel restrictions persist, this could impact the pre-approval inspection of our third-party manufacturing facility in South Korea. This could result in a delay in obtaining FDA approval for ROLONTIS, which could adversely impact our results of operations.

As the COVID-19 pandemic continues to evolve, we may experience these and other disruptions that could severely impact our business and regulatory filings, including, but not limited to:
•disruption in our ability to manufacture our API and future drug product;
•disruption on our ability to source materials;
•delays or difficulties in obtaining FDA approval for ROLONTIS and completing other regulatory work;
•fewer individuals undertaking or completing cancer treatments, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19 or being unable to access care as a result of healthcare providers tending to COVID-19 patients;
•impact to the financial markets which would impact our ability to raise capital;
•limitations on our employees’ ability to work, due to potential sickness of employees or their families;
•disruption in our ability to sell our future commercialized products including in foreign markets; and
•additional repercussions on our ability to operate our business.
While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value our common stock.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobino Pharma USA, Inc.	8-K	001-35006	10.1	1/17/2019
3.1	Restated Certificate of Incorporation.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws	8-K	001-35006	3.1	3/29/2018
4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and Computershare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent	8-K	001-35006	4.1	12/13/2010
4.2	First Amendment to Rights Agreement, dated as of October 13, 2017, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	10/13/2017
4.3	Second Amendment to Rights Agreement, dated as of March 27, 2018, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	3/29/2018
10.1	Form of Stock Appreciation Rights Agreement under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	3/13/2020
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 7, 2020	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)