Form 10-Q
period 2020-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2020-08-10
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2020, 145,733,557 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$85,126	$64,418
Marketable securities	71,390	159,455
Accounts receivable, net of allowance for credit losses of $43 and $43, respectively	441	441
Other receivables	6,294	9,558
Prepaid expenses and other current assets	11,789	10,148
Total current assets	175,040	244,020
Property and equipment, net	12,547	11,607
Facility and equipment under lease	3,068	3,806
Other assets	3,598	4,000
Total assets	$194,253	$263,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$49,684	$54,284
Accrued payroll and benefits	5,874	7,686
Total current liabilities	55,558	61,970
Other long-term liabilities	8,098	11,070
Total liabilities	63,656	73,040
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 117,823,973 and 113,299,612 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	118	113
Additional paid-in capital	930,817	918,205
Accumulated other comprehensive loss	(3,254)	(3,498)
Accumulated deficit	(797,084)	(724,427)
Total stockholders’ equity	130,597	190,393
Total liabilities and stockholders’ equity	$194,253	$263,433
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues (Note 1(b))	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	14,744	17,230	29,538	33,182
Research and development	21,746	16,982	37,739	38,868
Total operating costs and expenses	36,490	34,212	67,277	72,050
Loss from continuing operations before other expense and income taxes	(36,490)	(34,212)	(67,277)	(72,050)
Other income (expense):
Interest income, net	325	1,495	1,029	2,556
Other income (expense), net	3,945	3,722	(6,589)	(7,563)
Total other income (expense)	4,270	5,217	(5,560)	(5,007)
Loss from continuing operations before income taxes	(32,220)	(28,995)	(72,837)	(77,057)
(Provision) benefit for income taxes from continuing operations	(9)	212	(9)	8,428
Loss from continuing operations	$(32,229)	$(28,783)	$(72,846)	$(68,629)
Income from discontinued operations, net of income taxes (Note 10)	144	388	189	20,975
Net loss	$(32,085)	$(28,395)	$(72,657)	$(47,654)

Basic and diluted loss per share:
Loss per common share from continuing operations	$(0.29)	$(0.26)	$(0.65)	$(0.63)
Income per common share from discontinued operations	$0.00	$0.00	$0.00	$0.19
Net loss per common share, basic and diluted	$(0.28)	$(0.26)	$(0.65)	$(0.43)
Weighted average shares outstanding, basic and diluted	112,615,744	110,345,135	112,199,229	109,744,405
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(32,085)	$(28,395)	$(72,657)	$(47,654)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense of $0, $33, $0, and $33 for the three and six months ended June 30, 2020 and 2019, respectively.	780	100	(134)	100
Foreign currency translation adjustments	793	228	378	(162)
Other comprehensive income (loss)	1,573	328	244	(62)
Total comprehensive loss	$(30,512)	$(28,067)	$(72,413)	$(47,716)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393
Net loss	—	—	—	—	(40,572)	(40,572)
Other comprehensive loss, net	—	—	—	(1,329)	—	(1,329)
Recognition of stock-based compensation expense	—	—	5,010	—	—	5,010
Issuance of common stock to 401(k) plan for employees	96,959	—	265	—	—	265
Restricted stock award grants, net of forfeitures	1,377,508	1	—	—	—	1
Balance as of March 31, 2020	114,774,079	$114	$923,480	$(4,827)	$(764,999)	$153,768
Net loss	—	—	—	—	(32,085)	(32,085)
Other comprehensive income, net	—	—	—	1,573	—	1,573
Recognition of stock-based compensation expense	—	—	3,988	—	—	3,988
Issuance of common stock for employee stock purchase plan	98,362	—	282	—	—	282
Restricted stock award grants, net of forfeitures	1,926,385	3	(3)	—	—	—
Issuance of common stock upon vesting of restricted stock units	861	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement (Note 12)	1,024,286	1	3,070	—	—	3,071
Balance as of June 30, 2020	117,823,973	$118	$930,817	$(3,254)	$(797,084)	$130,597

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONTINUED
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	110,525,141	$110	$886,740	$(3,702)	$(611,738)	$271,410
Net loss	—	—	—	—	(19,259)	(19,259)
Other comprehensive loss, net	—	—	—	(390)	—	(390)
Recognition of stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock to 401(k) plan for employees	47,347	—	519	—	—	519
Issuance of common stock upon exercise of stock options	146,785	—	831	—	—	831
Restricted stock award grants, net of forfeitures	259,539	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	233,760	—	—	—	—	—
Balance as of March 31, 2019	111,212,572	$111	$895,571	$(4,092)	$(630,997)	$260,593
Net loss	—	—	—	—	(28,395)	(28,395)
Other comprehensive income, net	—	—	—	328	—	328
Recognition of stock-based compensation expense	—	—	4,814	—	—	4,814
Issuance of common stock to 401(k) plan for employees	24,382	—	205	—	—	205
Issuance of common stock for employee stock purchase plan	60,606	—	444	—	—	444
Issuance of common stock upon exercise of stock options	504,226	—	3,023	—	—	3,023
Restricted stock award grants, net of forfeitures	651,072	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement (Note 12)	221,529	—	1,814	—	—	1,814
Balance as of June 30, 2019	112,684,387	$112	$905,871	$(3,764)	$(659,392)	$242,827

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Loss from continuing operations	$(72,846)	$(68,629)
Income from discontinued operations, net of income taxes (Note 10)	189	20,975
Net loss	(72,657)	(47,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	1,400
Stock-based compensation (Note 4)	9,263	13,019
Recognized gain on Commercial Product Portfolio Transaction (Note 10)	—	(33,644)
Non-cash lease expense (Note 8(a))	765	874
Unrealized gain on investments in debt securities and bank CDs (Note 3(a))	—	133
Amortization of discount on investments in debt securities (Note 3(a))	23	(331)
Realized gain on mutual funds	(118)	—
Income tax recognition on unrealized gain on available-for-sale securities	—	(33)
Realized gain on sale of equity holdings (Note 7)	(542)	(2,674)
Unrealized loss on equity holdings (Note 3(a) and Note 7)	6,622	11,758
Unrealized loss (gain) from transactions denominated in foreign currency	508	(5)
Change in deferred tax liabilities	—	(1,469)
Change in fair value of contingent consideration (Note 8(b))	—	1,478
Changes in operating assets and liabilities:
Accounts receivable, net	—	27,314
Other receivables	3,257	(6,535)
Inventories	—	(2,037)
Prepaid expenses and other current assets	(945)	(3,164)
Other assets	401	(1,087)
Accounts payable and other accrued liabilities	(3,277)	(33,334)
Accrued payroll and benefits	(1,812)	(4,592)
FOLOTYN development liability	—	(4)
Contract liabilities	—	2,395
Other long-term liabilities	(2,162)	1,843
Net cash used in operating activities	(60,392)	(76,349)
Cash Flows From Investing Activities:
Proceeds from Commercial Product Portfolio Transaction (Note 1(b))	—	158,765
Proceeds from maturities of marketable securities	88,263	—
Proceeds from sale of equity holdings (Note 7)	1,843	5,074
Proceeds from sale of mutual funds	2,380	—
Purchases of marketable securities (Note 3(a))	(8,998)	(127,564)
Purchases of mutual funds	(1,580)	—
Purchases of property and equipment, net (Note 3(b))	(4,066)	(1,241)
Net cash provided by investing activities	77,842	35,034
Cash Flows From Financing Activities:
Proceeds from employees for exercises of stock options	—	3,854
Proceeds from sale of common stock under an at-the-market sales agreement (Note 12)	3,071	1,814
Proceeds from sale of stock under our employee stock purchase plan	282	444
Net cash provided by financing activities	3,353	6,112
Effect of exchange rates on cash, cash equivalents and restricted cash	(95)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,708	(35,209)
Cash, cash equivalents and restricted cash—beginning of period	64,418	157,480
Cash, cash equivalents and restricted cash—end of period	$85,126	$122,271
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$1,201	$921
Cash paid for income taxes	$14	$33
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities (Note 3(b))	$324	$3,209

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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which has been accepted for review by the U.S. Food and Drug Administration (the “FDA”) and has a Prescription Drug User Fee Act target action date of October 24, 2020;
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
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and six months ended June 30, 2020 and 2019 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2020 and 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on March 2, 2020).
Discontinued Operations - Sale of our Commercial Product Portfolio
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing, we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.

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
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three and six months ended June 30, 2020 and 2019, all of our revenue and operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations - see Note 10).

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
Our gross product sales (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates using the “expected value” method, resulting in reported “product sales, net” that reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and group purchasing organization (“GPO”) administrative fees may be materially above or below the amount estimated, then requiring prospective adjustments to our reported net product sales.
These GTN estimate categories (that comprise our GTN liabilities within Note 3(e)) are each discussed below:
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
•When our licensee is responsible for the achievement of the regulatory milestone, we recognize revenue in full (for the contractual amount due from our licensee) in the period that the approval occurs (i.e., when the “performance obligation” is satisfied by our customer) under the “most likely amount” method. This revenue recognition remains “constrained” (i.e., not recognized) until regulatory approval occurs, given its inherent uncertainty and the requirement of a significant revenue reversal not being probable if achievement does not occur. At each reporting period, we re-evaluate the probability of milestone achievement and the associated revenue constraint; any resulting adjustments would be recorded on a cumulative catch-up basis, thus reflected in our financial statements in the period of adjustment.
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
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13 ("ASU 2016-13") "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This new ASU replaces the existing incurred loss impairment model with a current expected credit loss model (“CECL”), which requires the use of forward-looking information to calculate credit loss estimates. The new CECL model requires recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired, in which the expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASU 2016-13 as of January 1, 2020, which had no material effect on our accompanying Condensed Consolidated Financial Statements.
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
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
We maintain cash balances with select major financial institutions. The Federal Deposit Insurance Corporation (FDIC) and other third parties insure a fraction of these deposits. Accordingly, these cash deposits are not insured against the possibility of a substantial or complete loss of principal and are inherently subject to the credit risk of the corresponding financial institution.
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities that may be received from our strategic partners in connection with an out-license arrangements, as discussed in Note 7).
The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs – see Note 2(x)) because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of June 30, 2020, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Foreign Currency Translation	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
June 30, 2020
Equity securities (see Note 7)	$5,008	$(2,515)	$20,592	$—	$23,085	$—	$23,085
Money market funds	83,987	—	—	—	83,987	83,987	—
Government-related debt securities*	20,100	—	193	—	20,293		20,293
Corporate debt securities*	19,693	—	56	(10)	19,739	—	19,739
Bank deposits	1,139	—	—	—	1,139	1,139	—
Mutual funds	3,692	—	420	—	4,112	—	4,112
Bank CDs	4,126	—	35	—	4,161	—	4,161
Total cash and cash equivalents and marketable securities	$137,745	$(2,515)	$21,296	$(10)	$156,516	$85,126	$71,390
December 31, 2019
Equity securities (see Note 7)	$6,310	$(2,477)	$27,214	$—	$31,047	$—	$31,047
Money market funds	54,199	—	—	—	54,199	54,199	—
Government-related debt securities*	62,617	—	19	(10)	62,626	—	62,626
Corporate debt securities*	58,235	—	38	(25)	58,248	5,000	53,248
Bank deposits	5,219	—	—	—	5,219	5,219	—
Mutual funds	4,375	—	783	—	5,158	—	5,158
Bank CDs	7,354	—	22	—	7,376	—	7,376
Total cash and cash equivalents and marketable securities	$198,309	$(2,477)	$28,076	$(35)	$223,873	$64,418	$159,455
* Beginning in the second quarter of 2019, we purchased certain government-related and corporate debt securities. We have classified these as “available-for-sale” since we may redeem or sell these investments before their stated maturity to fund our operations. Under the requirements of ASC 320, Investments - Debt and Equity Securities: (i) we recorded these securities at initial “book value” and then amortize, through maturity, the determined “discount” or “premium” within “interest income” on the accompanying Condensed Consolidated Statements of Operations, and (ii) we recognize the “unrealized gains (loss)” of these securities (i.e., fair value versus amortized book value) as a separate component of “other comprehensive loss” on the accompanying Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(b) Property and Equipment, net
“Property and equipment, net” consists of the following:

	June 30, 2020	December 31, 2019
Manufacturing equipment*	$11,314	$10,355
Computer hardware and software	3,866	3,606
Laboratory equipment	36	36
Leasehold improvements	3,374	3,374
Office furniture	247	248
Property and equipment, at cost	18,837	17,619
(Less): Accumulated depreciation	(6,290)	(6,012)
Property and equipment, net	$12,547	$11,607
* This account is comprised of our owned ROLONTIS production equipment on location at our contract manufacturer. This equipment has alternative future use for the general production of various biologic agents. Accordingly, we have capitalized these purchases, rather than recording it as “research and development” expense in full, despite its current designation for the manufacture of pre-FDA approved product. The majority of this manufacturing equipment was not in use and therefore not being depreciated as of June 30, 2020. Depreciation for installed and ready-for-use equipment is recorded to “research and development” expense prior to FDA approval and will be prospectively recorded to “cost of sales” upon FDA approval of ROLONTIS.
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three and six months ended June 30, 2020 and 2019 was $0.1 million, $0.1 million, $0.3 million and $0.1 million, respectively.
(c) Prepaid Expenses and Other Current Assets
“Prepaid expenses and other current assets” consists of the following:

	June 30, 2020	December 31, 2019
Vendor deposits	$11,223	$8,740
Prepaid insurance	566	1,408
Prepaid expenses and other current assets	$11,789	$10,148
(d) Other Receivables
“Other receivables” consists of the following:

	June 30, 2020	December 31, 2019
Insurance receivable*	$3,031	$4,015
CASI other receivables	—	2,393
Other miscellaneous receivables	1,631	1,490
Income tax receivable - current portion	1,305	973
Interest receivable from marketable securities (see Note 3(a))	198	561
Reimbursements due from development partners for incurred research and development expenses	129	126
Other receivables	$6,294	$9,558
* This insurance receivable balance represents our incurred legal fees and pending and completed settlements that are expected to be reimbursed by our insurance carriers.
(e) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	June 30, 2020	December 31, 2019
Trade accounts payable and other	$28,068	$32,012
Lease liability - current portion	1,731	1,683
Accrued commercial/Medicaid rebates	2,661	2,925
Accrued product royalty due to licensors	—	66
Allowance for product returns	4,536	4,714
Accrued data and distribution fees	768	768
Accrued GPO administrative fees	6	6
Accrued inventory management fees	168	364
Allowance for government chargebacks	11,746	11,746
Accounts payable and other accrued liabilities	$49,684	$54,284
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates (see Note 2(i)) were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2018	$22,952	$3,932	$5,171
Add: GTN accruals recorded for product sales	7,702	1,209	167
(Less): Payments made and credits against GTN accruals	(15,983)	(4,003)	(624)
Balance as of December 31, 2019	$14,671	$1,138	$4,714
Add: GTN accruals recorded for product sales	—	—	—
(Less): Payments made and credits against GTN accruals	(264)	(196)	(178)
Balance as of June 30, 2020	$14,407	$942	$4,536

4. STOCK-BASED COMPENSATION
In June 2018, we adopted the 2018 Long-Term Incentive Plan (“2018 Plan”), which provided for the issuance of restricted stock awards and units, incentive and nonqualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants and members of our Board of Directors.
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three and six months ended June 30, 2020 and 2019, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative	$2,878	$3,675	$6,755	$7,326
Research and development	1,110	1,344	2,508	2,289
Total stock-based compensation	$3,988	$5,019	$9,263	$9,615

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

5. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic and diluted	112,615,744	110,345,135	112,199,229	109,744,405
Net loss	$(32,085)	$(28,395)	$(72,657)	$(47,654)
Net loss per share – basic and diluted	$(0.28)	$(0.26)	$(0.65)	$(0.43)

6. FAIR VALUE MEASUREMENTS
        The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories (see Note 2(x)):

	June 30, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Government-related debt securities	$20,293	$—	$—	$20,293
Corporate debt securities	—	19,739	—	19,739
Money market funds	83,987	—	—	83,987
Equity securities (Note 7)	23,085	—	—	23,085
Bank CDs	—	4,161	—	4,161
Mutual funds	4,112	9	—	4,121
Key employee life insurance, cash surrender value	—	3,484	—	3,484	*
	$131,477	$27,393	$—	$158,870
Liabilities:
Deferred executive compensation liability (Note 8(f))	$—	$7,582	$—	$7,582	*
	$—	$7,582	$—	$7,582

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Government-related debt securities	$47,636	$14,990	$—	$62,626
Corporate debt securities	—	58,248	—	58,248
Money market funds	54,199	—	—	54,199
Equity securities (Note 7)	31,047	—	—	31,047
Bank CDs	—	7,376	—	7,376
Mutual funds	5,158	11	—	5,169
Key employee life insurance, cash surrender value	—	3,547	—	3,547	*
	$138,040	$84,172	$—	$222,212
Liabilities:
Deferred executive compensation liability (Note 8(f))	$—	$8,746	$—	$8,746	*
	$—	$8,746	$—	$8,746
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
        Our Ownership in CASI at June 30, 2020
Our aggregate equity holdings of 9.2 million common shares as of June 30, 2020 represented less than 10.0% ownership with a fair market value of $23.1 million (see Note 3(a)). During May and June 2020, we completed the sale of 0.8 million common shares and recognized a $0.5 million gain within “other income (expense), net” within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

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
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of June 30, 2020 and 2019, we had no sublease arrangements with us as lessor, and no finance leases, as defined in Topic 842. For the three and six months ended June 30, 2020 and 2019, our facility and equipment lease expense aggregated $0.6 million, $0.6 million, $1.2 million, and $1.1 million, respectively.
This reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). Upon adoption, we recorded $4.2 million to our January 1, 2019 balance sheet for both (i) our right-of-use (“ROU”) asset within “facility and equipment under lease” and (ii) our lease liability within “accounts payable and other accrued liabilities” and “other long-term liabilities.” The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. As of June 30, 2020, we recognized $5.3 million of ROU assets in exchange for $5.3 million of lease liabilities. As of June 30, 2019, we recognized $4.2 million of ROU assets in exchange for $4.2 million of lease liabilities.
We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases*	Condensed Consolidated Balance Sheet Caption	June 30, 2020	December 31, 2019
Operating lease right-of-use assets - non-current*	Facility and equipment under lease	$3,068	$3,806

Operating lease liabilities - current	Accounts payable and other accrued liabilities	1,731	1,683
Operating lease liabilities - non-current	Other long-term liabilities	1,563	2,372
Total operating lease liabilities		$3,294	$4,055
* As of June 30, 2020 and December 31, 2019, our “facility and equipment under lease” consisted of office and research facilities of $2.7 million and $3.4 million, respectively, and office equipment of $0.4 million and $0.4 million, respectively.
Components of Lease Expense

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

        We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$466	$459	$932	$851
Variable lease cost	114	108	228	215
Short-term lease cost	14	15	29	39
Total lease cost	$594	$582	$1,189	$1,105
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of June 30, 2020	2.0 years	7.8%
Operating leases as of December 31, 2019	2.5 years	7.8%
Future Contractual Lease Payments as of June 30, 2020
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	June 30, 2020
2020 (remaining)	$978
2021	1,671
2022	827
2023	87
2024	—
Total future lease payments, undiscounted	$3,563
(Less): Implied interest	(269)
Present value of operating lease payments	$3,294
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
Impact of Commercial Product Portfolio Transaction

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

In March 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio were transferred to Acrotech at the closing of the Commercial Product Portfolio Transaction. However, under the terms of this transaction we retained our trade “accounts receivable” and GTN liabilities included within “accounts payable and other accrued liabilities” (see Note 3(e)) associated with our product sales made on and prior to February 28, 2019.
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
In January 2016, the first patient was dosed with ROLONTIS in a clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we issued 318,750 shares of our common stock to Hanmi. We are responsible for regulatory milestone payments to Hanmi of $10 million and sales milestone payments of up to $120 million per calendar year based on our net sales of ROLONTIS.
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
Under the terms of this agreement, we received the exclusive global rights to commercialize poziotinib, except for Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are obligated to make contractual payments to Hanmi upon our achievement of various regulatory milestones that aggregate to $33 million. We are also obligated to pay Hanmi net sales milestones of up to $325 million annually and pay royalties in the low to mid-teen digits on our net sales of poziotinib, potentially reduced by royalties due to other third parties.
In April 2018, we executed an exclusive patent and technology agreement for the use of poziotinib in treating patients with EGFR and HER2 exon 20 mutations in cancer and HER2 exon 19 mutations in cancer with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). MD Anderson discovered poziotinib’s use in treating these patient-types. We made an upfront payment to MD Anderson of $0.5 million upon the execution of this agreement that we recognized within “research and development” expense in the Consolidated Statements of Operations for the year ended December 31, 2018.
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
(iii) In-License Agreement with ImmunGene for FIT Drug Delivery Platform
In April 2019, we executed an asset transfer, license, and sublicense agreement with ImmunGene, Inc. (“ImmunGene”) for an exclusive license for the intellectual property related to (a) Anti-CD20-IFNα, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma, including diffuse large B-cell lymphoma patients, representing a considerable unmet medical need, and (b) an antibody-interferon fusion molecule directed against GRP94, a target for which currently there are no existing approved therapies that have the potential for treating both solid and hematologic malignancies. Both molecules are based on the Focused Interferon Therapeutics (“FIT”) drug delivery platform.
We made upfront payments aggregating $2.8 million to ImmunGene and to several other third parties, all of which were recorded within “research and development” expense within our Consolidated Statements of Operations for the year ended December 31, 2019. We will make further payments to ImmunGene upon our achievement of various regulatory milestones that aggregate to $26.1 million, plus an additional $5 million milestone payment for each new indication (beyond those described above) approved for either drug in the U.S., Europe, or Japan.
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
(c) Service Agreements for Research and Development Activities
We have entered into various contracts with numerous third party service providers for the execution of our research and development initiatives. These vendors include raw material suppliers, clinical trial sites, clinical research organizations, and data monitoring centers, among others. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on the achievement of certain events specified in the agreements - such as contract execution, progress of service completion, delivery of drug supply, and the dosing of patients in clinical studies.
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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At June 30, 2020 and December 31, 2019, the aggregate value of this DC Plan liability was $7.6 million and $8.7 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
On July 23, 2019, we entered into a memorandum of understanding with these plaintiffs for a collective settlement pending court approval. Plaintiffs filed an unopposed motion for preliminary approval of the class action settlement on December 27, 2019, which was granted on February 19, 2020. Following notice of the settlement to the class, the Court granted final approval of the class action settlement on July 28, 2020. The value of this proposed settlement is included within “other receivables” (see Note 3(d)) and “accounts payable and other accrued liabilities” (see Note 3(e)) on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020.

9. INCOME TAXES
Early Adoption of ASU 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

As of March 31, 2020, we elected to early adopt ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Based upon this early adoption, we are not required to calculate an income tax benefit for the three and six months ended June 30, 2020.
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes from continuing operations of $8.4 million for the six months ended June 30, 2019, in the Condensed Consolidated Statements of Operations. Our ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses and the impact of the valuation allowance on our deferred tax assets.
Prior to the early adoption of ASU 2019-12, and for the six months ended June 30, 2019, the intraperiod tax allocation guidance required that we allocate income taxes between continuing operations and other categories of earnings. When we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in discontinued operations, ASC 740-20-45-7 required that we allocate the income tax provision to other categories of earnings (including discontinued operations), and then record a related tax benefit in continuing operations. For the three and six months ended June 30, 2019, we recognized net income from discontinued operations while sustaining losses from continuing operations. Because of the required allocation, we recorded an income tax benefit of $0.2 million and $8.4 million for the three and six months ended June 30, 2019, within “benefit for income taxes from continuing operations” and income tax expense of $0.2 million and $6.9 million within “income from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Operations.
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

10. DISCONTINUED OPERATIONS
        Overview
In March 2019, we completed the Commercial Product Portfolio Transaction -- see Note 1(b). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operation, connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Condensed Consolidated Statements of Operations.
Condensed Consolidated Statements of Operations
The following table presents the various elements of “income from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net*	$120	$(1,245)	$(100)	$12,834
License fees and service revenue	—	—	—	290
Total revenues	$120	$(1,245)	$(100)	$13,124
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	—	433	(229)	3,601
Selling, general and administrative	—	(61)	(1)	5,890
Research and development	(24)	255	(59)	2,791
Amortization of intangible assets	—	—	—	1,248
Restructuring charges - employee severance (Note 11)**	—	(2,439)	—	3,858
Total operating costs and expenses	$(24)	$(1,812)	$(289)	$17,388
Income (loss) from discontinued operations	$144	$567	$189	$(4,264)
Other (expense) income:
Change in fair value of contingent consideration	—	—	—	(1,478)
Gain on sale of Commercial Product Portfolio***	—	—	—	33,644
Total other income	$—	$—	$—	$32,166
Income from discontinued operations before income taxes	144	567	189	27,902
Provision for income taxes from discontinued operations	—	(179)	—	(6,927)
Income from discontinued operations, net of income taxes	$144	$388	$189	$20,975
* Product sales for the three and six months ended June 30, 2019 includes: (i) sales from our Commercial Product Portfolio in January and February 2019 (prior to the completion of the Commercial Product Portfolio Transaction) and (ii) EVOMELA sales to a specific licensee (see Note 7).
** The “Restructuring charges - employee severance” negative value in the second quarter of 2019 reflects a current period reclassification to continuing operations “selling, general and administrative” and “research and development” expenses within the accompanying Condensed Statements of Operations. This $2.4 million amount was previously included within “income from discontinued operations, net of income taxes” in the first quarter of 2019.
*** The pre-tax gain on sale represents the $158.8 million gross proceeds from the Commercial Product Portfolio Transaction less our $121.2 book value of transferred net assets (inclusive of assumed liabilities) to Acrotech on the March 1, 2019 closing date less legal and banker fees aggregating $3.9 million.
Condensed Consolidated Balance Sheets
Accounts receivable derived from our product sales on and prior to February 28, 2019 were not transferred to Acrotech as part of Commercial Product Portfolio Transaction, nor were our GTN liabilities and trade accounts payable assumed by Acrotech that were associated with our commercial activities on and prior to February 28, 2019 (see Note 3(e)). Accordingly, these specific assets and liabilities remain presented within “accounts receivable, net of allowance for credit losses” and “accounts payable and other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets.
Condensed Consolidated Statement of Cash Flows
The following table presents significant non-cash items for our discontinued operations that are included as adjustments in the accompanying Condensed Consolidated Statements of Cash Flows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Depreciation and amortization	$—	$1,263
Stock-based compensation	$—	$3,404
Change in fair value of contingent consideration	$—	$1,311

11. RESTRUCTURING COSTS RELATED TO SALE OF COMMERCIAL PRODUCT PORTFOLIO
        Employee Severance
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
The employees in (2) above were also entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options, though on May 31, 2019. The aggregate value of these one-time cash payments and stock-based award accelerations was $0.5 million. Due to then ongoing service requirements of these employees, we amortized this value through expense on a ratable basis beginning March 1, 2019 through May 31, 2019. For the three and six months ended June 30, 2019, we recognized $0.3 million and $0.5 million for this severance benefit, which is included within “selling, general, and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations, and within “accrued payroll and benefits” and “additional paid-in capital” (for stock-based awards) on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019.
Unpaid cash severance for our former employees was $0.2 million and $0.4 million at June 30, 2020 and June 30, 2019, respectively, and is recorded within “accrued payroll and benefits” on the accompanying Condensed Consolidated Balance Sheets.

12. STOCKHOLDERS’ EQUITY
        Sale of Common Stock Under ATM Agreement
        On April 5, 2019, we entered into a new collective at-market-issuance (“ATM”) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”), pursuant to which we may offer and sell shares of our common stock by any method deemed to be an “at the market” offering (the “ATM Offering”). From April 5, 2019 to March 2, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus filed with our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019 (the “April Registration Statement”), which registered an aggregate offering price of $150 million under the April 2019 ATM Agreement. From May 8, 2020 to June 30, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus filed with our shelf registration statement on Form S-3, filed with the SEC on March 20, 2020, as amended by Pre-Effective Amendment No.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

1 thereto, and declared effective by the SEC on May 8, 2020 (the “March Registration Statement”), which registered an aggregate offering price of $75 million under the April 2019 ATM Agreement.
We sold and issued common shares under the April 2019 ATM Agreement as follows:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the second quarter of 2019	221,529	$1,814
Common shares issued pursuant to the April 2019 ATM Agreement during the second quarter of 2020	1,024,286	$3,071
These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of these drugs (including the hiring of personnel, building inventory supply and equipment purchases), completing acquisitions of assets, businesses, or securities, and for all other working capital purposes.

13. SUBSEQUENT EVENTS
Public Offering of Common Stock
On July 30, 2020, we announced the pricing of an underwritten public offering of 21,666,667 shares of our common stock at a public offering price of $3.00 per share. The net proceeds from the offering are expected to be approximately $61.1 million, after deducting underwriting discounts and commissions. In addition, we granted the underwriters a 30-day option to purchase up to an additional 3,250,000 shares of common stock.
On August 3, 2020, the underwriters fully exercised their option to purchase an additional 3,250,000 shares of our common stock at the public offering price of $3.00 per share, less underwriting discounts and commissions, for additional anticipated net proceeds of approximately $9.2 million. After giving effect to the exercise in full of the underwriters’ option, the total number of shares sold in the public offering was 24,916,667 shares and net proceeds were approximately $70.3 million, after deducting underwriting discounts and commissions, but before deducting the expenses of the offering.
We intend to use the net proceeds from the offering for general corporate purposes, including and without limitation, the continued development of our pipeline assets, sales and marketing activities, pre-launch activities associated with ROLONTIS and potential business development initiatives.
Sale of Common Stock Under ATM Agreement
In July 2020, we sold and issued 2,926,112 common shares for net proceeds of $11.8 million under the April 2019 ATM Agreement.

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
•the overall impact of COVID-19 on our business;
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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which has been accepted for review by the U.S. Food and Drug Administration (the “FDA”) and has a Prescription Drug User Fee Act (“PDUFA”) target action date of October 24, 2020;
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
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the six months ended June 30, 2020, we continued our strategic shift in our business following the completion of the sale of our legacy commercialized drug portfolio in March 2019. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
ROLONTIS, a novel long-acting G-CSF:
We submitted our updated Biologics License Application (“BLA”) for ROLONTIS with the FDA on October 24, 2019, which was accepted for review by the FDA on December 20, 2019. Our BLA is supported by data from two identically designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. The FDA is actively reviewing the BLA for ROLONTIS with a PDUFA target action date set for October 24, 2020.
Spectrum presented preclinical data evaluating the administration of ROLONTIS on the same day as chemotherapy at the American Association for Cancer Research (“AACR”) Virtual Annual Meeting II. The duration of neutropenia in a rat model of chemotherapy induced neutropenia was observed to be significantly shorter with eflapegrastim versus pegfilgrastim, regardless of the timing of administration: concomitantly or on the same day post-chemotherapy at 2, 5 or 24 hours post-chemotherapy.
A company sponsored clinical study has been initiated to evaluate the administration of ROLONTIS on the same day as chemotherapy. The first patient was dosed in April 2020. The trial will evaluate the duration of severe neutropenia when administered at three different time points on the same day following standard chemotherapy in patients with early stage breast cancer.
Poziotinib, an irreversible tyrosine kinase inhibitor targeting EGFR and HER2 mutations:
In October 2017, we announced the start of a pivotal Phase 2 global study with active sites in the U.S., Canada and
Europe (“ZENITH20”). The ZENITH20 study consists of seven cohorts of NSCLC patients. Cohorts 1 (EGFR) and 2 (HER2)
have completed enrollment of previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) recently completed enrollment and Cohort 4 (HER2) is currently enrolling first-line NSCLC patients with exon 20 mutations. Cohorts 1-4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is objective response rate (“ORR”). Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.
On December 26, 2019, we announced that the pre-specified primary endpoint in our Phase 2 clinical trial evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations was not met in Cohort 1 of the ZENITH20 trial. Cohort 1 enrolled a total of 115 patients who received 16 mg/day of poziotinib. The intent-to-treat analysis showed that 17 patients had a response (by RECIST) and 62 patients had stable disease for a 68.7% disease control rate (“DCR”). The confirmed ORR was 14.8% (95% Confidence Interval (“CI”) 8.9%-22.6%). Based on the FDA reviewed protocol, an observed ORR of 30%, with 17% as the lower bound for 95% CI was considered to be the clinically meaningful efficacy in our study. The median duration of response was 7.4 months and progression free survival was 4.2 months. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR tyrosine kinase inhibitors.
We presented additional results for Cohort 1 from our Phase 2 clinical trial, ZENITH20, evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations, at a plenary session of the AACR Annual Meeting on April 27, 2020. The podium presentation included additional safety and efficacy data. We also provided an update on our strategy for the ZENITH20 Phase 2 clinical trial evaluating poziotinib in NSCLC patients with EGFR and HER2 exon 20 insertion mutations. The protocol has been amended to explore additional dosing regimens and the earlier use of corticosteroids in an effort to increase drug compliance.
On July 27, 2020, we announced that we met the pre-specified primary endpoint for Cohort 2 in the ZENITH20 Phase 2 clinical trial evaluating previously treated NSCLC patients with HER2 exon 20 insertion mutations. Cohort 2 of the ZENITH20 clinical trial enrolled a total of 90 patients who received an oral, once daily dose of 16 mg of poziotinib. All the patients had failed at least one line of prior systemic therapy with 60 patients (67%) having failed two or more prior therapies, including chemotherapy and immunotherapy. All responses were read independently and confirmed by a central imaging laboratory using RECIST criteria. The intent-to-treat analysis demonstrated a confirmed ORR of 27.8% (95% CI of 18.9%-38.2%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.9% exceeded the pre-specified lower bound of 17% in this heavily pre-treated population. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR tyrosine kinase inhibitors. We plan to present additional results from Cohort 2 at a medical meeting later in the year and are in the process of requesting a pre-NDA meeting with the FDA based on the positive results from Cohort 2 to seek an indication for the treatment of patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations.
Cohort 3 of the ZENITH20 trial in first-line EGFR NSCLC patients is expected to have topline results by year end 2020.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Revenue recognition;
•Income taxes;
•Stock-based compensation; and
•Litigation accruals (as required).

RESULTS OF OPERATIONS
Operations Overview – Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Revenues (Note 1(b))	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	14,744	17,230	29,538	33,182
Research and development	21,746	16,982	37,739	38,868
Total operating costs and expenses	36,490	34,212	67,277	72,050
Loss from continuing operations before other expense and income taxes	(36,490)	(34,212)	(67,277)	(72,050)
Interest income, net	325	1,495	1,029	2,556
Other income (expense), net	3,945	3,722	(6,589)	(7,563)
Total other income (expense)	4,270	5,217	(5,560)	(5,007)
Loss from continuing operations before income taxes	(32,220)	(28,995)	(72,837)	(77,057)
(Provision) benefit for income taxes from continuing operations	(9)	212	(9)	8,428
Loss from continuing operations	(32,229)	(28,783)	(72,846)	(68,629)
Income from discontinued operations, net of income taxes (Note 10)	144	388	189	20,975
Net loss	$(32,085)	$(28,395)	$(72,657)	$(47,654)
THREE MONTHS ENDED JUNE 30, 2020 AND 2019
Operating Expenses

	Three months ended June 30,
	2020	2019	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$14.7	$17.2	$(2.5)	(14.5)%
Research and development	21.7	17.0	4.7	27.6%
Total operating costs and expenses	$36.4	$34.2	$2.2	6.4%
Selling, General and Administrative. Selling, general and administrative expenses decreased by $2.5 million in the current year period. This decrease primarily relates to (i) $1.8 million of non-recurring reclassifications made to this account during the three months ended June 30, 2019 that were previously presented within “discontinued operations” during the three months ended March 31, 2019 (see Note 10 to the accompanying Condensed Consolidated Statements of Operations), and (ii) lower overall travel and office-related expenses totaling $0.6 million as a result of COVID-19, which has been ongoing since the first quarter of 2020.
Research and Development. Research and development expenses increased by $4.7 million in the current period. This increase primarily relates to (i) $4.5 million for ROLONTIS, largely due to a purchase of drug substance in preparation for the upcoming commercial launch and (ii) $2.2 million of clinical and development initiatives for poziotinib. These increases were partially offset by a (i) $1.6 million decrease in costs related to the Focused Interferon Therapeutics (“FIT”) drug delivery platform, primarily related to the non-recurring licensee fee in April 2019 (see Note 8(b)(iii)), and (ii) $0.6 million of non-recurring reclassifications made to this account during the three months ended June 30, 2019 that were previously presented within “discontinued operations” during the three months ended March 31, 2019 (see Note 10 to the accompanying Condensed Consolidated Statements of Operations).

Total Other Income

	Three months ended June 30,
	2020	2019	$ Change	% Change
	($ in millions)
Total other income	$4.3	$5.2	$(0.9)	(17.3)%

Total other income decreased by $0.9 million primarily due to (i) $0.5 million of realized gains in the current period compared to $2.7 million of realized gains in the prior period from the sale of our equity holdings (see Note 7), (ii) $1.2 million of decreased interest income on our marketable securities, (iii) $0.5 million of non-recurring billable services rendered to Acrotech Biopharma LLC (“Acrotech”) as part of a transition services agreement that expired in May 2019 (see Note 11), and (iv) $0.4 million increase in loss on foreign currency exchange. The resulting decrease in other income was partially offset by $3.2 million of higher unrealized gain in the current period versus the prior period for the mark-to-market of our equity holdings (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements).
         Income Taxes

	Three months ended June 30,
	2020	2019	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes from continuing operations	$—	$0.2	$(0.2)	(100.0)%

For the three months ended June 30, 2020 we did not record a benefit for income taxes from continuing operations based on the recent adoption of ASU 2019-12,“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” during the period (see Note 9). For the three months ended June 30, 2019 we reported pre-tax losses from continuing operations. This requires our application of intraperiod tax allocation guidance, resulting in the presented income tax benefit values (though is not indicative of income tax refunds due to us). Further, these values in each period are substantially offset by the corresponding income tax provision within “discontinued operations” (see Note 10 to the accompanying Condensed Consolidated Financial Statements).
SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six months ended June 30,
	2020	2019	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$29.5	$33.2	$(3.7)	(11.1)%
Research and development	37.7	38.9	(1.2)	(3.1)%
Total operating costs and expenses	$67.2	$72.1	$(4.9)	(6.8)%
Selling, General and Administrative. Selling, general and administrative expenses decreased by $3.7 million in the current period. This decrease is primarily related to (i) $1.5 million of non-recurring employee severance expense related to the Commercial Product Portfolio Transaction, (ii) a $1.1 million decrease related to deferred compensation expense compared to the prior period, and (iii) lower overall travel of $1.1 million as a result of COVID-19, which has been ongoing since the first quarter of 2020.
Research and Development. Research and development expenses decreased by $1.2 million in the current period. This decrease is primarily due to (i) $3.3 million decrease in ROLONTIS manufacturing-related costs, (ii) $0.9 million decrease in costs related to the FIT drug delivery platform, partly related to the non-recurring licensee fee in April 2019 (see Note 8(b)(iii)), and (iii) $0.3 million of non-recurring severance expense for research and development employees related to the Commercial Product Portfolio Transaction in the prior period. These decreases were partially offset by a (i) $1.9 million non-recurring refund for FDA filing fees related to our voluntary withdrawal of the ROLONTIS BLA in March 2019 and (ii) $1.3 million of increased spend for poziotinib primarily related to clinical trial, quality and manufacturing costs.

Total Other Expense

	Six months ended June 30,
	2020	2019	$ Change	% Change
	($ in millions)
Total other expense	$(5.6)	$(5.0)	$(0.6)	(12.0)%

Total other expense increased by $0.6 million primarily due to (i) $0.5 million of realized gains in the current period compared to $2.7 million of realized gains in the prior period from the sale of our equity holdings (see Note 7), (ii) $1.7 million of decreased interest income on our marketable securities, (iii) $0.7 million of non-recurring billable services rendered to Acrotech as part of a transition services agreement that expired in May 2019 (see Note 11), (iv) $0.9 million decrease in the value of our deferred compensation plan assets, and (v) $0.4 million increase in loss on foreign currency exchange. The resulting increase in other expense was partially offset by $5.2 million of lower unrealized loss in the current period versus the prior period for the mark-to-market of our equity holdings (see Note 3(a) to the accompanying Condensed Consolidated Financial Statements).
Income Taxes

	Six months ended June 30,
	2020	2019	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes from continuing operations	$—	$8.4	$(8.4)	(100.0)%
        For the six months ended June 30, 2020, we did not record a benefit for income taxes from continuing operations based on the recent adoption of ASU 2019-12,“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” during the period (see Note 9). For the six months ended June 30, 2019 we reported pre-tax losses from continuing operations. This requires our application of intraperiod tax allocation guidance, resulting in the presented income tax benefit values (though is not indicative of income tax refunds due to us). Further, these values in each period are substantially offset by the corresponding income tax provision within “discontinued operations” (see Note 10 to the accompanying Condensed Consolidated Financial Statements).
LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2020	December 31, 2019	June 30, 2019
	(in thousands, except financial metrics data)
Cash, cash equivalents, marketable securities, and restricted cash	$156,516	$223,873	$282,405
Accounts receivable, net of credit losses	$441	$441	$2,542
Total current assets	$175,040	$244,020	$306,015
Total current liabilities	$55,558	$61,970	$68,918
Working capital surplus (a)	$119,482	$182,050	$237,097
Current ratio (b)	3.2	3.9	4.4
(a) Total current assets at period end minus total current liabilities at period end.
(b) Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $60.4 million for the six months ended June 30, 2020, as compared to $76.3 million in the prior year period. For the six months ended June 30, 2020 and 2019, our cash collections from customers totaled $0.1 million and $42.7 million, respectively. For the six months ended June 30, 2020 and 2019, our aggregate cash payments to our employees and vendors for products, services, and rebates were $68.7 million and $127.6 million, respectively. The significant decrease in cash collections and cash payments period over period is a result of the Commercial Product Portfolio Transaction that occurred in March 2019.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $77.8 million for the six months ended June 30, 2020, as compared to $35.0 million during the prior year period. The cash provided by investing activities for the six months of 2020 primarily relates to (i) $88.3 million of proceeds from maturities of our marketable securities, (ii) $2.4 million of proceeds from the sale of mutual funds, and (iii) $1.8 million of proceeds received from the sale of our equity holdings. This cash received was partially offset by (i) $9.0 million of purchases of marketable securities, (ii) $1.6 million of purchases for investments in our mutual funds, and (iii) $4.1 million of equipment purchases substantially related to ROLONTIS manufacture.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2020, as compared to $6.1 million during the prior year period. Our cash provided by financing activities during the first six months of 2020 relates to $3.1 million of proceeds received from common shares sold under an at-the-market-issuance sales agreement, and $0.3 million of proceeds from employee stock purchases under our employee stock purchase plan.
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
We believe that our $156.5 million in aggregate cash and equivalents and marketable securities as of June 30, 2020, in addition to the $82.1 million in net proceeds from our recent sales of common shares after deducting underwriting discounts and commissions (see Note 13), are sufficient to fund our current and planned operations for the next twelve months. We may however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements.
However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
Impact of COVID-19 Pandemic
In March 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our future revenues of ROLONTIS and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will impact our financial condition, results of operations or future cash flows is currently uncertain and depends on factors including the duration and severity of the outbreak (See Item 1A: “Risk Factors” for additional details).
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
Off-Balance Sheet Arrangements
As of June 30, 2020, we have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Raw materials: Our in-development drug products are produced with active pharmaceutical ingredients (API). These raw material prices are not highly volatile for us. A hypothetical 10% change in API costs would not be material to our reported operating results and period-end financial position. Our current year API purchases through June 30, 2020 aggregated $8.0 million. To secure required drug supply and raw material pricing, we enter into various agreements that provide stable and predictable pricing for our planned clinical and commercial business needs.
Equity price: We hold publicly-traded equity securities, received as part of out-license consideration (see Note 3(a)). At June 30, 2020, the market value of these equity holdings was $23.1 million. Our monetization of this value is subject to changes in market prices at the time of sale, thus a hypothetical 10% change in market value (whether realized or unrealized) would be material to our reported operating results and period-end financial position in 2020. We have evaluated this share price risk and decided to not enter into derivative contracts for potential risk mitigation.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Factors that may cause the market price and volume of our common stock to decrease include, among other things:
•the impact of COVID-19 on the U.S. and global economies;
•adverse results or delays in our clinical trials, including as a result of COVID-19;

•fluctuations in our results of operations;
•timing and announcements of our technological innovations or new products or those of our competitors;
•developments concerning any strategic alliances or acquisitions we may enter into;
•announcements of FDA non-approval of our products, or delays in the FDA or other foreign regulatory review processes or actions;
•changes in recommendations or guidelines of government agencies or other third parties regarding the use of our products;
•adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;
•concerns about our in-development products being reimbursed at requisite levels in the future;
•any lawsuit involving us or our products;
•developments with respect to our patents and proprietary rights;
•public concern as to the safety of products developed by us or others;
•regulatory developments in the U.S. and in foreign countries;
•changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;
•failure of our results of operations to meet the expectations of stock market analysts and investors;
•sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of our common stock generally; and
•loss of any of our key scientific or management personnel.

Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 1, 2020 through July 28, 2020, the closing price of our common stock ranged between $1.83 and $3.69, and the daily trading volume was as high as 31,122,530 shares and as low as 507,507 shares.
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
In December 2019, it was first reported that there had been an outbreak of COVID-19 in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. The COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results from operations, financial condition and clinical studies due to numerous factors that are not within our control, including the duration and severity of the outbreak.
Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings and other measures. These measures are disrupting normal business operations both in and outside of affected areas. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment and substantial modifications to employee travel. We are also unable to make site visits at this time due to social distancing guidelines. Over time, these factors could reduce our overall productivity and collaboration. In addition, we have recently seen a lower enrollment rate, with great variability by geographic location, in our on-going trials, which could result in a delay in enrollment in such trials. We anticipate the potential for delays in the initiation and enrollment of planned clinical trials until the pandemic resolves.

Despite travel restrictions and the remote work environment, the ROLONTIS BLA remains under active review by the FDA. The PDUFA target action date for the ROLONTIS BLA is October 24, 2020. In advance of the PDUFA date, the FDA will need to complete a pre-approval inspection of our third-party manufacturing facility in South Korea. To the extent that travel restrictions persist into the fall, the FDA may not be able to complete the pre-approval inspection prior to the scheduled PDUFA date, which could result in a delay in obtaining FDA approval for ROLONTIS, which could adversely impact our results of operations and financial projections.
As the COVID-19 pandemic continues to evolve, we may experience these and other disruptions that could severely impact our business and regulatory filings, including, but not limited to:
•disruption in our ability to manufacture our API and future drug products;
•disruption in our ability to source materials;
•delays or difficulties in obtaining FDA approval for ROLONTIS and completing other regulatory work;
•fewer individuals undertaking or completing cancer treatments, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19 or being unable to access care as a result of healthcare providers tending to COVID-19 patients;
•impact to the financial markets which could impact our ability to raise capital;
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
Risks Relating to Our Intellectual Property
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
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•in certain jurisdictions, we or our licensors might not have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to participate in expensive and protracted interference proceedings to determine priority of invention;
•we or our licensors might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative product candidates or duplicate any of our or our licensors’ product candidates;
•our or our licensors’ pending patent applications may not result in issued patents;
•our or our licensors’ issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;
•others may design around our or our licensors’ patent claims to produce competitive products that fall outside the scope of our or our licensors’ patents;
•we may not develop or in-license additional patentable proprietary technologies related to our product candidates; or
•the patents of others may prevent us from marketing one or more of our product candidates for one or more indications that may be valuable to our business strategy.
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
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
We are a party to exclusive license agreements with our partners and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current product candidates and future product candidates we may identify and pursue. Our license agreements may impose, and we expect that future license agreements could impose various requirements on us, such as obligations related to development, diligence and commercialization, among others. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our current product candidates or other product candidates that we may identify. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and;
•the priority of invention of patented technology.
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.
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
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the United States Patent and Trademark Office (“USPTO”) after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us when the fees are due, and we employ an outside firm to automatically pay these fees to both US and non-U.S agencies and we rely on our outside counsel to verify and confirm payment of these fees. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.
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
Although we are not aware of any infringement by any of our drug products of any valid patent rights of any third party, there may be third party patents or other intellectual property rights, including trademarks and copyrights, relevant to our drug products of which we are not aware. Third parties may assert patent or other intellectual property infringement claims against us, or our licensors and collaborators, with products. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and result in the loss of our use of the intellectual property that is critical to our business strategy.
In the event that we or our partners are found to infringe any valid claim of a patent held by a third party, we may, among other things, be required to:
•pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;
•cease the development, manufacture, use and sale of our products that infringe the patent rights of others through a court-imposed sanction such as an injunction;
•expend significant resources to redesign our products so they do not infringe others’ patent rights, which may not be possible;
•discontinue manufacturing or other processes incorporating infringing technology; or
•obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
In addition, while we require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.
Some of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobino Pharma USA, Inc.	8-K	001-35006	10.1	1/17/2019
3.1	Restated Certificate of Incorporation.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws	8-K	001-35006	3.1	3/29/2018
4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and Computershare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent	8-K	001-35006	4.1	12/13/2010
4.2	First Amendment to Rights Agreement, dated as of October 13, 2017, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	10/13/2017
4.3	Second Amendment to Rights Agreement, dated as of March 27, 2018, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	3/29/2018
10.1	First Amendment to the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/19/2020
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	August 10, 2020	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)