Form 10-Q
period 2020-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2020-11-04
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2020, 145,922,206 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$77,132	$64,418
Marketable securities	121,179	159,455
Accounts receivable, net of allowance for credit losses of $43 and $43, respectively	453	441
Other receivables	3,186	9,558
Prepaid expenses and other current assets	10,876	10,148
Total current assets	212,826	244,020
Property and equipment, net	18,456	11,607
Facility and equipment under lease	2,662	3,806
Other assets	3,994	4,000
Total assets	$237,938	$263,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$52,985	$54,284
Accrued payroll and benefits	8,113	7,686
Total current liabilities	61,098	61,970
Other long-term liabilities	8,480	11,070
Total liabilities	69,578	73,040
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 145,931,172 and 113,299,612 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	146	113
Additional paid-in capital	1,016,474	918,205
Accumulated other comprehensive loss	(2,724)	(3,498)
Accumulated deficit	(845,536)	(724,427)
Total stockholders’ equity	168,360	190,393
Total liabilities and stockholders’ equity	$237,938	$263,433
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	15,116	13,126	44,654	46,308
Research and development	24,453	17,167	62,192	56,035
Total operating costs and expenses	39,569	30,293	106,846	102,343
Loss from continuing operations before other income (expense) and income taxes	(39,569)	(30,293)	(106,846)	(102,343)
Other income (expense):
Interest income, net	188	1,521	1,217	4,076
Other income (expense), net	(9,131)	2,015	(15,720)	(5,547)
Total other income (expense)	(8,943)	3,536	(14,503)	(1,471)
Loss from continuing operations before income taxes	(48,512)	(26,757)	(121,349)	(103,814)
(Provision) benefit for income taxes from continuing operations	(6)	200	(15)	8,628
Loss from continuing operations	$(48,518)	$(26,557)	$(121,364)	$(95,186)
Income from discontinued operations, net of income taxes	66	572	255	21,547
Net loss	$(48,452)	$(25,985)	$(121,109)	$(73,639)

Basic and diluted loss per share:
Loss from continuing operations	$(0.37)	$(0.24)	$(1.02)	$(0.86)
Income from discontinued operations	$0.00	$0.01	$0.00	$0.20
Net loss per share, basic and diluted	$(0.37)	$(0.23)	$(1.02)	$(0.67)
Weighted average shares outstanding, basic and diluted	131,455,727	111,178,880	118,664,914	110,291,090
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(48,452)	$(25,985)	$(121,109)	$(73,639)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	73	(7)	(61)	93
Foreign currency translation adjustments	457	(760)	835	(922)
Other comprehensive income (loss)	530	(767)	774	(829)
Total comprehensive loss	$(47,922)	$(26,752)	$(120,335)	$(74,468)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393
Net loss	—	—	—	—	(40,572)	(40,572)
Other comprehensive loss, net	—	—	—	(1,329)	—	(1,329)
Recognition of stock-based compensation expense	—	—	5,010	—	—	5,010
Issuance of common stock to 401(k) plan for employees	96,959	—	265	—	—	265
Restricted stock award grants, net of forfeitures	1,377,508	1	—	—	—	1
Balance as of March 31, 2020	114,774,079	$114	$923,480	$(4,827)	$(764,999)	$153,768
Net loss	—	—	—	—	(32,085)	(32,085)
Other comprehensive income, net	—	—	—	1,573	—	1,573
Recognition of stock-based compensation expense	—	—	3,988	—	—	3,988
Issuance of common shares pursuant to at-the-market offering	1,024,286	1	3,070	—	—	3,071
Issuance of common stock for employee stock purchase plan	98,362	—	282	—	—	282
Restricted stock award grants, net of forfeitures	1,926,385	3	(3)	—	—	—
Issuance of common stock upon vesting of restricted stock units	861	—	—	—	—	—
Balance as of June 30, 2020	117,823,973	$118	$930,817	$(3,254)	$(797,084)	$130,597
Net loss	—	—	—	—	(48,452)	(48,452)
Other comprehensive income, net	—	—	—	530	—	530
Recognition of stock-based compensation expense	—	—	4,108	—	—	4,108
Issuance of common stock from public offering, net	24,916,667	25	69,708	—	—	69,733
Issuance of common shares pursuant to at-the-market offering, net	2,926,112	3	11,828	—	—	11,831
Issuance of common stock upon exercise of stock options	3,542	—	13	—	—	13
Restricted stock award grants, net of forfeitures	260,878	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—
Balance as of September 30, 2020	145,931,172	$146	$1,016,474	$(2,724)	$(845,536)	$168,360

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONTINUED
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	110,525,141	$110	$886,740	$(3,702)	$(611,738)	$271,410
Net loss	—	—	—	—	(19,259)	(19,259)
Other comprehensive loss, net	—	—	—	(390)	—	(390)
Recognition of stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock to 401(k) plan for employees	47,347	—	519	—	—	519
Issuance of common stock upon exercise of stock options	146,785	—	831	—	—	831
Restricted stock award grants, net of forfeitures	259,539	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	233,760	—	—	—	—	—
Balance as of March 31, 2019	111,212,572	$111	$895,571	$(4,092)	$(630,997)	$260,593
Net loss	—	—	—	—	(28,395)	(28,395)
Other comprehensive income, net	—	—	—	328	—	328
Recognition of stock-based compensation expense	—	—	4,814	—	—	4,814
Issuance of common stock to 401(k) plan for employees	24,382	—	205	—	—	205
Issuance of common stock for employee stock purchase plan	60,606	—	444	—	—	444
Issuance of common stock upon exercise of stock options	504,226	—	3,023	—	—	3,023
Restricted stock award grants, net of forfeitures	651,072	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement	221,529	—	1,814	—	—	1,814
Balance as of June 30, 2019	112,684,387	$112	$905,871	$(3,764)	$(659,392)	$242,827
Net loss	—	—	—	—	(25,985)	(25,985)
Other comprehensive loss, net	—	—	—	(767)	—	(767)
Recognition of stock-based compensation expense	—	—	4,021	—	—	4,021
Issuance of common stock to 401(k) plan for employees	21,454	—	165	—	—	165
Issuance of common stock upon exercise of stock options	364,358	1	2,498	—	—	2,499
Restricted stock award grants, net of forfeitures	(81,493)	—	—	—	—	—
Refund of SEC fees in connection with an at-the-market sales agreement for our common shares	—	—	3	—	—	3
Balance as of September 30, 2019	112,988,706	$113	$912,558	$(4,531)	$(685,377)	$222,763

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Loss from continuing operations	$(121,364)	$(95,186)
Income from discontinued operations, net of income taxes	255	21,547
Net loss	(121,109)	(73,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	(105)	1,487
Stock-based compensation	13,371	17,205
Recognized gain on Commercial Product Portfolio Transaction	—	(33,451)
Non-cash lease expense	1,148	1,313
Amortization of discount on investments in debt securities	84	(348)
Realized gain on mutual funds	(136)	—
Income tax recognition on unrealized gain on available-for-sale securities	—	(31)
Realized gain on sale of equity holdings	(542)	(2,674)
Unrealized loss on equity holdings	16,029	9,745
Unrealized loss (gain) from transactions denominated in foreign currency	501	(5)
Change in deferred tax liabilities	—	(1,469)
Change in fair value of contingent consideration	—	1,478
Changes in operating assets and liabilities:
Accounts receivable, net	1	29,359
Other receivables	6,370	(4,068)
Inventories	—	(2,037)
Prepaid expenses and other current assets	(2,663)	(5,005)
Other assets	6	(1,428)
Accounts payable and other accrued liabilities	426	(35,233)
Accrued payroll and benefits	427	(3,378)
FOLOTYN development liability	—	(4)
Contract liabilities	—	(3,490)
Other long-term liabilities	(2,134)	2,234
Net cash used in operating activities	(88,326)	(103,439)
Cash Flows From Investing Activities:
Proceeds from Commercial Product Portfolio Transaction	—	158,765
Proceeds from maturities of marketable securities	92,433	38,540
Proceeds from sale of equity holdings	1,843	5,074
Proceeds from sale of mutual funds	2,496	—
Purchases of marketable securities	(71,671)	(127,584)
Purchases of mutual funds	(1,910)	—
Purchases of property and equipment, net	(6,991)	(8,670)
Net cash provided by investing activities	16,200	66,125
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering expenses	69,733	—
Proceeds from issuance of common stock pursuant to at-the-market offering	14,902	1,817
Proceeds from sale of stock under our employee stock purchase plan	283	444
Proceeds from employees for exercises of stock options	13	6,355
Net cash provided by financing activities	84,931	8,616
Effect of exchange rates on cash, cash equivalents and restricted cash	(91)	(144)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,714	(28,842)
Cash, cash equivalents and restricted cash—beginning of period	64,418	157,480
Cash, cash equivalents and restricted cash—end of period	$77,132	$128,638
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$1,805	$1,266
Cash paid for income taxes	$14	$38
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities	$6,017	$300

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management. We continue to build out our commercial and marketing capabilities in the second half of 2020 to prepare for the launch of ROLONTIS.
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which is under review by the U.S. Food and Drug Administration (the “FDA”). On October 26, 2020, the Company announced that the FDA had deferred action on the BLA for ROLONTIS due to the inability to conduct an inspection of our third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions;

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
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and nine months ended September 30, 2020 and 2019 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and nine months ended September 30, 2020 and 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on March 2, 2020).
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

These Condensed Consolidated Financial Statements reflect the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations” (see Note 10). We have presented our face financial statements in general conformity with our historical format, even where presented values are $-0- within continuing operations due to required discontinued operations classification for all periods presented. We believe this format provides increased clarity and comparability with our previously filed financial statements, as well as our expectation that these financial statement captions and associated footnote disclosures will remain relevant to our future business activities.
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
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three and nine months ended September 30, 2020 and 2019, all of our revenue and operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations).

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
These GTN estimate categories (that comprise our GTN liabilities) are each discussed below:
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
(iii) Marketable Securities
Marketable securities consist of our holdings in equity securities, mutual funds, bank CDs, government-related debt securities, and corporate debt securities. Since we classify these investments as “available-for-sale” any (1) realized gains (losses) or (2) unrealized gains (losses) on these securities are respectively recognized in (1) “other expense, net” on the accompanying Condensed Consolidated Statements of Operations, or (2) depending on the nature of the marketable securities recognized in “accumulated other comprehensive loss” as a separate component of stockholder’s equity on the accompanying Condensed Consolidated Statements of Stockholders’ Equity, or in “other income (expense), net” on the accompanying Condensed Consolidated Statements of Operations.
(iv) Accounts Receivable, Net of Allowance for Credit Losses
Our accounts receivable, net of allowance for credit losses are derived from our product sales and license fees, and do not bear interest. The allowance for credit losses is management’s best estimate of the amount of expected credit losses in our existing accounts receivable and any anticipated discounts. The allowance for credit losses is adjusted each period through earnings to reflect expected credit losses over the remaining life of the asset. Account balances are written off against the allowance after appropriate collection efforts are exhausted.
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
(v) Property and Equipment, Net
Our property and equipment, net is stated at historical cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable through our on-going operations.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and to expense such capitalized implementation costs over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on a prospective basis for applicable implementation costs, which did not have a material impact on the Company’s consolidated financial statements.
(vi) Stock-Based Compensation

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Stock-based compensation expense for equity awards granted to our employees and members of our Board of Directors is recognized on a straight-line basis over each award’s vesting period. Recognized compensation expense is net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited prior to vesting, though is ultimately adjusted for actual forfeitures. We use the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights (as of the date of grant) that have service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) that have combined market conditions and service conditions for vesting.
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
(ix) Research and Development Costs
Our research and development costs are expensed as incurred or as certain milestone payments become contractually due to our licensors, as triggered by the achievement of clinical or regulatory events.
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

3. FAIR VALUE MEASUREMENTS
    The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	September 30, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$59,923	$—	$—	$59,923
Equity securities	14,129	—	—	14,129
Government-related debt securities	90,337	—	—	90,337
Corporate debt securities	—	16,485	—	16,485
Bank CDs	—	3,174	—	3,174
Mutual funds	4,553	9	—	4,562
Key employee life insurance, cash surrender value(1)	—	3,651	—	3,651
	$168,942	$23,319	$—	$192,261
Liabilities:
Deferred executive compensation liability(2)	$—	$8,376	$—	$8,376
	$—	$8,376	$—	$8,376
(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.
(2) Included within other liabilities on our Condensed Consolidated Balance Sheets, and the amount is based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Government-related debt securities	$47,636	$14,990	$—	$62,626
Corporate debt securities	—	58,248	—	58,248
Money market funds	54,199	—	—	54,199
Equity securities	31,047	—	—	31,047
Bank CDs	—	7,376	—	7,376
Mutual funds	5,158	11	—	5,169
Key employee life insurance, cash surrender value(1)	—	3,547	—	3,547
	$138,040	$84,172	$—	$222,212
Liabilities:
Deferred executive compensation liability(2)	$—	$8,746	$—	$8,746
	$—	$8,746	$—	$8,746
(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(2) Included within other liabilities on our Condensed Consolidated Balance Sheets, and the amount is based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.

We did not have any transfers between “Level 1” and “Level 2” measurement categories for any periods presented.
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and other accrued liabilities approximate their fair values due to their short-term nature of settlement.

4. BALANCE SHEET ACCOUNT DETAIL
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
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities that may be received from our strategic partners in connection with an out-license arrangement).
The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of September 30, 2020, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Foreign Currency Translation	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
September 30, 2020
Money market funds	$59,923	$—	$—	$—	$59,923	$59,923	$—
Equity securities	5,008	(2,065)	11,186	—	14,129	—	14,129
Government-related debt securities	90,232	—	105	—	90,337	7,499	82,838
Corporate debt securities	16,470	—	15		16,485	—	16,485
Mutual funds	3,925	—	628	—	4,553	—	4,553
Bank CDs	3,156	—	18	—	3,174	—	3,174
Bank deposits	9,710	—	—	—	9,710	9,710	—
Total cash and cash equivalents and marketable securities	$188,424	$(2,065)	$11,952	$—	$198,311	$77,132	$121,179
December 31, 2019
Money market funds	$54,199	$—	$—	$—	$54,199	$54,199	$—
Equity securities	6,310	(2,477)	27,214	—	31,047	—	31,047
Government-related debt securities	62,617	—	19	(10)	62,626	—	62,626
Corporate debt securities	58,235	—	38	(25)	58,248	5,000	53,248
Mutual funds	4,375	—	783	—	5,158	—	5,158
Bank CDs	7,354	—	22	—	7,376	—	7,376
Bank deposits	5,219	—	—	—	5,219	5,219	—
Total cash and cash equivalents and marketable securities	$198,309	$(2,477)	$28,076	$(35)	$223,873	$64,418	$159,455

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(b) Other Receivables

“Other receivables” consists of the following:

	September 30, 2020	December 31, 2019
Insurance receivable	$74	$4,015
CASI other receivables	—	2,393
Other miscellaneous receivables	1,393	1,490
Income tax receivable - current portion	1,297	973
Interest receivable from marketable securities	293	561
Reimbursements for incurred research and development expenses	129	126
Other receivables	$3,186	$9,558

(c) Prepaid Expenses and Other Current Assets
“Prepaid expenses and other current assets” consists of the following:

	September 30, 2020	December 31, 2019
Vendor deposits	$10,804	$8,740
Prepaid insurance	72	1,408
Prepaid expenses and other current assets	$10,876	$10,148

(d) Property and Equipment, net
“Property and equipment, net” consists of the following:

	September 30, 2020	December 31, 2019
Manufacturing equipment	$18,199	$10,355
Computer hardware and software	2,781	3,606
Laboratory equipment	36	36
Leasehold improvements	3,374	3,374
Office furniture	248	248
Property and equipment, at cost	24,638	17,619
(Less): Accumulated depreciation	(6,182)	(6,012)
Property and equipment, net	$18,456	$11,607
Manufacturing equipment is comprised of our owned ROLONTIS production equipment on location at our contract manufacturer. This equipment has alternative future use for the general production of various biologic agents. Accordingly, we have capitalized these purchases, rather than recording it as “research and development” expense in full, despite its current designation for the manufacture of pre-FDA approved product. The majority of this manufacturing equipment was not in use and therefore not being depreciated as of September 30, 2020. Depreciation for installed and ready-for-use equipment is recorded to “research and development” expense prior to FDA approval and will be prospectively recorded to “cost of sales” upon FDA approval of ROLONTIS.
(e) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	September 30, 2020	December 31, 2019
Trade accounts payable and other	$32,047	$32,012
Lease liability - current portion	1,655	1,683
Accrued commercial/Medicaid rebates	2,122	2,925
Accrued product royalty due to licensors	—	66
Allowance for product returns	4,473	4,714
Accrued data and distribution fees	768	768
Accrued GPO administrative fees	6	6
Accrued inventory management fees	168	364
Allowance for government chargebacks	11,746	11,746
Accounts payable and other accrued liabilities	$52,985	$54,284
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2018	$22,952	$3,932	$5,171
Add: GTN accruals recorded for product sales	7,702	1,209	167
(Less): Payments made and credits against GTN accruals	(15,983)	(4,003)	(624)
Balance as of December 31, 2019	$14,671	$1,138	$4,714
Add: GTN accruals recorded for product sales	—	—	—
(Less): Payments made and credits against GTN accruals	(803)	(196)	(241)
Balance as of September 30, 2020	$13,868	$942	$4,473

5. STOCK-BASED COMPENSATION

In June 2018, we adopted the 2018 Long-Term Incentive Plan, which provided for the issuance of restricted stock awards and units, incentive and nonqualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants and members of our Board of Directors.
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three and nine months ended September 30, 2020 and 2019, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative	$3,018	$3,156	$9,773	$10,550
Research and development	1,090	1,030	3,598	3,251
Total stock-based compensation	$4,108	$4,186	$13,371	$13,801

6. NET LOSS PER SHARE

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic and diluted	131,455,727	111,178,880	118,664,914	110,291,090
Net loss	$(48,452)	$(25,985)	$(121,109)	$(73,639)
Net loss per share – basic and diluted	$(0.37)	$(0.23)	$(1.02)	$(0.67)

7. CASI HOLDINGS AND EVOMELA SUPPLY CONTRACT
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
In March 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with these products, including the CASI Out-License, were transferred to Acrotech at closing. However, on an interim basis we retained our original supply agreement with CASI for EVOMELA. Corresponding revenue for shipped product has been recognized within discontinued operations “product sales, net”. Given our fulfillment of this order in October 2019, this arrangement was complete as of December 31, 2019.
Our aggregate equity holdings of 9.2 million common shares as of September 30, 2020 represented less than 10.0% ownership with a fair market value of $14.1 million. During the second quarter of 2020, we completed the sale of 0.8 million common shares and recognized a $0.5 million gain within “other income (expense), net” within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

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
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of September 30, 2020 and 2019, we had no sublease arrangements with us as lessor, and no finance leases, as defined in Topic 842. For the three and nine months ended September 30, 2020 and 2019, our facility and equipment lease expense aggregated $0.6 million, $0.5 million, $1.8 million, and $1.6 million, respectively.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

This reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). Upon adoption, we recorded $4.2 million to our January 1, 2019 balance sheet for both (i) our right-of-use (“ROU”) asset within “facility and equipment under lease” and (ii) our lease liability within “accounts payable and other accrued liabilities” and “other long-term liabilities.” The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the nine months ended September 30, 2020, we recognized no additional ROU assets in exchange for lease liabilities. During the nine months ended September 30, 2019, we recognized $4.6 million of ROU assets in exchange for $4.6 million of lease liabilities.
We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases	Condensed Consolidated Balance Sheet Caption	September 30, 2020	December 31, 2019
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$2,662	$3,806

Operating lease liabilities - current	Accounts payable and other accrued liabilities	1,655	1,683
Operating lease liabilities - non-current	Other long-term liabilities	1,210	2,372
Total operating lease liabilities		$2,865	$4,055
As of September 30, 2020 and December 31, 2019, our “facility and equipment under lease” consisted of office and research facilities of $2.3 million and $3.4 million, respectively, and office equipment of $0.3 million and $0.4 million, respectively.
Components of Lease Expense
    We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$466	$351	$1,398	$1,202
Variable lease cost	86	108	314	323
Short-term lease cost	17	20	46	59
Total lease cost	$569	$479	$1,758	$1,584
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of September 30, 2020	1.8 years	7.8%
Operating leases as of December 31, 2019	2.5 years	7.8%
Future Contractual Lease Payments

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	September 30, 2020
2020 (remaining)	$489
2021	1,671
2022	827
2023	87
2024	—
Total future lease payments, undiscounted	$3,074
(Less): Implied interest	(209)
Present value of operating lease payments	$2,865
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
Impact of Commercial Product Portfolio Transaction
In March 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio were transferred to Acrotech at the closing of the Commercial Product Portfolio Transaction. However, under the terms of this transaction we retained our trade “accounts receivable” and GTN liabilities included within “accounts payable and other accrued liabilities” associated with our product sales made on and prior to February 28, 2019.
Accordingly, these Condensed Consolidated Financial Statements reflect the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations”. The most significant remaining agreements associated with our continuing operations are listed below, along with the key financial terms and our corresponding accounting and reporting conventions for each:
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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At September 30, 2020 and December 31, 2019, the aggregate value of this DC Plan liability was $8.4 million and $8.7 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Stockholder Litigation
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the “Ayeni Action”) and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the “Hartsock Action”). On November 15, 2016, the Ayeni Action was transferred to the United States District Court for the District of Nevada. The parties stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our New Drug Application to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended.
On July 23, 2019, we entered into a memorandum of understanding with these plaintiffs for a collective settlement pending court approval. Plaintiffs filed an unopposed motion for preliminary approval of the class action settlement on December 27, 2019, which was granted on February 19, 2020. Following notice of the settlement to the class, the Court granted final approval of the class action settlement on July 28, 2020. The settlement amount has been paid, and the Court dismissed the Actions with prejudice on August 12, 2020.

9. INCOME TAXES
Early Adoption of ASU 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In March 2020, we elected to early adopt ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Based upon this early adoption, we are not required to calculate an income tax benefit for the three and nine months ended September 30, 2020.
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes from continuing operations of $8.6 million for the nine months ended September 30, 2019, in the Condensed Consolidated Statements of Operations. Our ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of nondeductible expenses and the impact of the valuation allowance on our deferred tax assets.
Prior to the early adoption of ASU 2019-12, and for the nine months ended September 30, 2019, the intraperiod tax allocation guidance required that we allocate income taxes between continuing operations and other categories of earnings. When we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in discontinued operations, ASC 740-20-45-7 required that we allocate the income tax provision to other categories of earnings (including discontinued operations), and then record a related tax benefit in continuing operations. For the three and nine months ended September 30, 2019, we recognized net income from discontinued operations while sustaining losses from continuing operations. Because of the required allocation, we recorded an income tax benefit of $0.2 million and $8.6 million for the three and nine months ended September 30, 2019, within “benefit for income taxes from continuing operations” and income tax expense of $0.2 million and $7.1 million within “income from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Operations.
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

10. DISCONTINUED OPERATIONS
    Overview
In March 2019, we completed the Commercial Product Portfolio Transaction. In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operation, connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Condensed Consolidated Statements of Operations.
Condensed Consolidated Statements of Operations
The following table presents the various elements of “income from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$(1)	$5,968	$(101)	$18,802
License fees and service revenue	—	—	—	290
Total revenues	(1)	5,968	(101)	19,092
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	—	5,115	(229)	8,716
Selling, general and administrative	—	69	(1)	5,959
Research and development	(67)	(194)	(126)	2,597
Amortization of intangible assets	—	—	—	1,248
Restructuring charges - employee severance	—	—	—	3,858
Total operating costs and expenses	(67)	4,990	(356)	22,378
Income (loss) from discontinued operations	66	978	255	(3,286)
Other (expense) income:
Change in fair value of contingent consideration	—	—	—	(1,478)
Gain on sale of Commercial Product Portfolio	—	(193)	—	33,451
Total other (expense) income	—	(193)	—	31,973
Income from discontinued operations before income taxes	66	785	255	28,687
Provision for income taxes from discontinued operations	—	(213)	—	(7,140)
Income from discontinued operations, net of income taxes	$66	$572	$255	$21,547
Product sales, net for the three and nine months ended September 30, 2019 includes sales from our Commercial Product Portfolio in January and February 2019 (prior to the completion of the Commercial Product Portfolio Transaction) and EVOMELA sales related to a retained manufacturing contract (see Note 7).
The pre-tax gain on sale represents the $158.8 million gross proceeds from the Commercial Product Portfolio Transaction less our $121.2 book value of transferred net assets (inclusive of assumed liabilities) to Acrotech on the March 1, 2019 closing date less legal and banker fees aggregating $3.9 million. In the third quarter of 2019, we reduced the gain for a $0.2 million contract cancellation fee associated with our sold commercial operations; this value was deducted from the $4.0 million escrow account (reported as “restricted cash” on the Condensed Consolidated Balance Sheet until its release in November 2019). In the fourth quarter of 2019, we increased this gain by $1.1 million to correct for certain inventory that did not contractually transfer to the buyer.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Condensed Consolidated Balance Sheets
Accounts receivable derived from our product sales on and prior to February 28, 2019 were not transferred to Acrotech as part of Commercial Product Portfolio Transaction, nor were our GTN liabilities and trade accounts payable assumed by Acrotech that were associated with our commercial activities on and prior to February 28, 2019. Accordingly, these specific assets and liabilities remain presented within “accounts receivable, net of allowance for credit losses” and “accounts payable and other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets.
Condensed Consolidated Statement of Cash Flows
The following table presents significant non-cash items for our discontinued operations that are included as adjustments in the accompanying Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2020	2019
Depreciation and amortization	$—	$1,263
Stock-based compensation	$—	$3,404
Change in fair value of contingent consideration	$—	$1,478

11. RESTRUCTURING COSTS RELATED TO SALE OF COMMERCIAL PRODUCT PORTFOLIO
    Employee Severance
In March 2019, we completed the Commercial Product Portfolio Transaction and 87 of our employees were (1) terminated March 1, 2019 or (2) given notice of May 31, 2019 termination and asked to provide transition services for the benefit of Acrotech through that date (as provided by a transition services agreement with Acrotech entered contemporaneously with our sale). For the three and nine months ended September 30, 2019, we recognized $0 million and $0.7 million of income for services rendered to Acrotech under this agreement within “other income (expense), net” on our accompanying Condensed Consolidated Statements of Operations.
The employees in (1) above were entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options. For the nine months ended September 30, 2019, we fully recognized the aggregate value of $5.1 million for this severance benefit, of which $3.9 million, $1.0 million, and $0.2 million is included on the accompanying Condensed Consolidated Statements of Operations within “income from discontinued operations, net of income taxes”, “selling, general, and administrative” expenses and “research and development” expenses, respectively.
The employees in (2) above were also entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options, though on May 31, 2019. The aggregate value of these one-time cash payments and stock-based award accelerations was $0.5 million. Due to then ongoing service requirements of these employees, we amortized this value through expense on a ratable basis beginning March 1, 2019 through May 31, 2019. For the three and nine months ended September 30, 2019, we recognized $0 million and $0.5 million for this severance benefit, which is included within “selling, general, and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations, and within “accrued payroll and benefits” and “additional paid-in capital” (for stock-based awards) on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019.
Unpaid cash severance for our former employees was $0.1 million and $0.4 million at September 30, 2020 and 2019, respectively, and is recorded within “accrued payroll and benefits” on the accompanying Condensed Consolidated Balance Sheets.

12. STOCKHOLDERS’ EQUITY

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

    Public Offering of Common Stock
On July 30, 2020, we announced the pricing of an underwritten public offering of 21,666,667 shares of our common stock at a public offering price of $3.00 per share. The net proceeds from the offering were approximately $61.1 million, after deducting underwriting discounts and commissions. In addition, we granted the underwriters a 30-day option to purchase up to an additional 3,250,000 shares of common stock.
On August 3, 2020, the underwriters fully exercised their option to purchase an additional 3,250,000 shares of our common stock at the public offering price of $3.00 per share, less underwriting discounts and commissions, for additional net proceeds of approximately $9.2 million. After giving effect to the exercise in full of the underwriters’ option, the total number of shares sold in the public offering was 24,916,667 shares and net proceeds were approximately $69.7 million, net of underwriting discounts and offering expenses of $5.0 million.
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
We sold and issued common shares under the April 2019 ATM Agreement as follows:

Quarter in Which Issued	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Quarter ended June 30, 2019	221,529	$1,814
Quarter ended June 30, 2020	1,024,286	$3,071
Quarter ended September 30, 2020	2,926,112	$11,831

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
•the overall impact of COVID-19 on our business, including on the timing of the completion of the FDA’s review of our Biologics License Application (“BLA”) of ROLONTIS;
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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharma company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management. We continue to build out our commercial and marketing capabilities in the second half of 2020 to prepare for the launch of ROLONTIS.
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which is under review by the U.S. Food and Drug Administration (the “FDA”). On October 26, 2020, the Company announced that the FDA had deferred action on the BLA for ROLONTIS due to the inability to conduct an inspection of our third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions;

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
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the nine months ended September 30, 2020, we continued our strategic shift in our business following the completion of the sale of our legacy commercialized drug portfolio in March 2019. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
ROLONTIS, a novel long-acting G-CSF:
We submitted our updated BLA for ROLONTIS with the FDA on October 24, 2019, which was accepted for review by the FDA on December 20, 2019. Our BLA is supported by data from two identically designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. The PDUFA date for ROLONTIS was October 24, 2020. Due to the restrictions on travel related to the COVID-19 pandemic, the FDA was unable to conduct an inspection of our third-party manufacturing plant in South Korea during the current review cycle. As a result, the FDA deferred action on the application until an inspection can be completed. We will continue to actively work to obtain an approval for ROLONTIS as soon as possible. We have confirmed with the FDA that the deferral is not a Complete Response Letter.
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
On July 27, 2020, we announced that we met the pre-specified primary endpoint for Cohort 2 in the ZENITH20 Phase 2 clinical trial evaluating previously treated NSCLC patients with HER2 exon 20 insertion mutations. Cohort 2 of the ZENITH20 clinical trial enrolled a total of 90 patients who received an oral, once daily dose of 16 mg of poziotinib. All the patients had failed at least one line of prior systemic therapy with 60 patients (67%) having failed two or more prior therapies, including chemotherapy and immunotherapy. All responses were read independently and confirmed by a central imaging laboratory using RECIST criteria. The intent-to-treat analysis demonstrated a confirmed ORR of 27.8% (95% CI of 18.9%-38.2%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.9% exceeded the pre-specified lower bound of 17% in this heavily pre-treated population. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR tyrosine kinase inhibitors. We have been granted a pre-NDA meeting with the FDA based on the positive results from Cohort 2 to seek a path forward for poziotinib registration for the treatment of patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations.
In September 2020, we presented the results from Cohort 2 at the European Society for Medical Oncology (ESMO) Virtual Congress.
We expect to provide a dosing strategy update and topline results from Cohort 3 of the ZENITH20 trial in first-line EGFR NSCLC patients by year end 2020.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Revenue recognition;
•Income taxes;
•Stock-based compensation; and

•Litigation accruals (as required).

RESULTS OF OPERATIONS
Operations Overview – Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)
Revenues	$—	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	15,116	13,126	44,654	46,308
Research and development	24,453	17,167	62,192	56,035
Total operating costs and expenses	39,569	30,293	106,846	102,343
Loss from continuing operations before other income (expense) and income taxes	(39,569)	(30,293)	(106,846)	(102,343)
Interest income, net	188	1,521	1,217	4,076
Other income (expense), net	(9,131)	2,015	(15,720)	(5,547)
Total other income (expense)	(8,943)	3,536	(14,503)	(1,471)
Loss from continuing operations before income taxes	(48,512)	(26,757)	(121,349)	(103,814)
(Provision) benefit for income taxes from continuing operations	(6)	200	(15)	8,628
Loss from continuing operations	$(48,518)	$(26,557)	$(121,364)	$(95,186)
Income from discontinued operations, net of income taxes	66	572	255	21,547
Net loss	$(48,452)	$(25,985)	$(121,109)	$(73,639)
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Operating Expenses

	Three months ended September 30,
	2020	2019	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$15.1	$13.1	$2.0	15.3%
Research and development	24.5	17.2	7.3	42.4%
Total operating costs and expenses	$39.6	$30.3	$9.3	30.7%
Selling, General and Administrative. Selling, general and administrative expenses increased by $2.0 million in the current year period, primarily related to $1.0 million of increased IT infrastructure and system expenses and $0.9 million of increased personnel expenses as a result of preparing for the launch of ROLONTIS.

Research and Development. Research and development expenses increased by $7.3 million in the current period, primarily related to (i) a $6.3 million increase for ROLONTIS, largely due to a purchase of drug substance in preparation for the upcoming commercial launch, and (ii) a $1.9 million increase related to staff and other expenses. These amounts were partially offset by a $0.9 million decrease in poziotinib costs related to the timing of drug substance purchases.
Total Other Income (Expense)

	Three months ended September 30,
	2020	2019	$ Change	% Change
	($ in millions)
Total other income (expense)	$(8.9)	$3.5	$(12.4)	(354.3)%

Total other income decreased by $12.4 million primarily due to (i) an $11.4 million of decrease in the market value of our equity holding in the current period versus the prior period, and (ii) $1.0 million of decreased interest income on our marketable securities.
Income Taxes

	Three months ended September 30,
	2020	2019	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes from continuing operations	$0.0	$0.2	$(0.2)	(100.0)%
For the three months ended September 30, 2020 we did not record a benefit for income taxes from continuing operations based on the recent adoption of ASU 2019-12,“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” during the period. For the three months ended September 30, 2019 we reported pre-tax losses from continuing operations. This requires our application of intraperiod tax allocation guidance, resulting in the presented income tax benefit values (though is not indicative of income tax refunds due to us). Further, these values in each period are substantially offset by the corresponding income tax provision within “discontinued operations”.
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine months ended September 30,
	2020	2019	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Selling, general and administrative	$44.7	$46.3	$(1.6)	(3.5)%
Research and development	62.2	56.0	6.2	11.1%
Total operating costs and expenses	$106.9	$102.3	$4.6	4.5%

Selling, General and Administrative. Selling, general and administrative expenses decreased by $1.6 million in the current period, primarily related to (i) $1.5 million of decreased expense related to prior period non-recurring employee severance resulting from the sale of our commercial product portfolio in March 2019 and (ii) a decrease in overall travel of $1.6 million as a result of COVID-19, which has been ongoing since the first quarter of 2020. These amounts were partially offset by a $1.5 million increase related to IT infrastructure, systems, facilities and other expenses.

Research and Development. Research and development expenses increased by $6.2 million in the current period, primarily related to (i) a $4.3 million increase in ROLONTIS costs, primarily related to manufacturing and regulatory in preparation for the upcoming commercial launch, (ii) a $0.5 million increase in poziotinib related expenses, and (iii) a $1.4 million increase related to staff and other expenses.
Total Other Expense

	Nine months ended September 30,
	2020	2019	$ Change	% Change
	($ in millions)
Total other expense	$(14.5)	$(1.5)	$(13.0)	(866.7)%

Total other expense increased by $13.0 million primarily due to (i) a decrease of $6.3 million in the market value of our equity holding in the current period versus the prior period, (ii) $2.1 million of lower realized gains in the current period compared to the prior period from the sale of our equity holdings, (iii) $3.5 million of decreased interest income and changes in value on certain investments, (iv) a $0.7 million decrease in billable services rendered to Acrotech as part of a transition services agreement that expired in May 2019, and (v) a $0.5 million increase in loss on foreign currency exchange.

Income Taxes

	Nine months ended September 30,
	2020	2019	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes from continuing operations	$0.0	$8.6	$(8.6)	(100.0)%
For the nine months ended September 30, 2020, we did not record a benefit for income taxes from continuing operations based on the recent adoption of ASU 2019-12,“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” during the period. For the nine months ended September 30, 2019 we reported pre-tax losses from continuing operations. This requires our application of intraperiod tax allocation guidance, resulting in the presented income tax benefit values (though is not indicative of income tax refunds due to us). Further, these values in each period are substantially offset by the corresponding income tax provision within “discontinued operations”.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our $198.3 million in aggregate cash and equivalents and marketable securities as of September 30, 2020 are sufficient to fund our current and planned operations for the next twelve months. We may however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
Net Cash Used In Operating Activities
Net cash used in operating activities was $88.3 million for the nine months ended September 30, 2020, as compared to $103.4 million in the prior year period. This decrease in net cash used in operating activities was primarily related to the decrease in expenses incurred after the Commercial Product Portfolio Transaction as a result of no longer being a commercial stage entity during the nine months ended September 30, 2020.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $16.2 million for the nine months ended September 30, 2020, as compared to $66.1 million during the prior year period. The cash provided by investing activities for the nine months of 2020 primarily relates to (i) $92.4 million of proceeds from maturities of our marketable securities, (ii) $2.5 million of proceeds from the sale of mutual funds, and (iii) $1.8 million of proceeds received from the sale of our equity holdings. This cash received was partially offset by (i) $71.7 million of purchases of marketable securities, (ii) $1.9 million of purchases for investments in mutual funds, and (iii) $7.0 million of equipment purchases substantially related to ROLONTIS manufacturing.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $84.9 million for the nine months ended September 30, 2020, as compared to $8.6 million during the prior year period. Our cash provided by financing activities during the first nine months of 2020 relates to (i) $69.7 million of proceeds from our public offering, net of offering expenses (ii) $14.9 million of proceeds received from common shares sold pursuant to an at-the-market-issuance sales agreement, and (iii) $0.3 million of proceeds from employee stock purchases under our employee stock purchase plan.
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

Proceeds From the Commercial Product Portfolio Transaction
In March 2019, we completed the sale of our Commercial Product Portfolio to Acrotech. Upon the closing of the Commercial Product Portfolio Transaction, we received $158.8 million in an upfront cash payment (of which $4 million was held in escrow until November 2019). We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to the Commercial Product Portfolio.
We are using the proceeds from the Commercial Product Portfolio Transaction to advance our in-development drug pipeline, as well as provide for our general working capital requirements.
Off-Balance Sheet Arrangements
As of September 30, 2020, we have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Equity price: We hold publicly-traded equity securities, received as part of out-license consideration. At September 30, 2020, the market value of these equity holdings was $14.1 million. Our monetization of this value is subject to changes in market prices at the time of sale, thus a hypothetical 10% change in market value (whether realized or unrealized) would not be material to our reported operating results and period-end financial position in 2020. We have evaluated this share price risk and decided to not enter into derivative contracts for potential risk mitigation.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
•announcements of FDA non-approval of our products, or delays in the FDA or other foreign regulatory review processes or actions, including the deferral of action on the BLA for ROLONTIS due to the inability to conduct an inspection of the manufacturing facility citing COVID-19 related travel restrictions;
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

Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 1, 2020 through October 28, 2020, the closing price of our common stock ranged between $1.83 and $4.90, and the daily trading volume was as high as 31,122,530 shares and as low as 507,400 shares.
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
Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings and other measures. These measures are disrupting normal business operations both in and outside of affected areas. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment and substantial modifications to employee travel. We are also unable to make site visits at this time due to social distancing guidelines. Over time, these factors could reduce our overall productivity and collaboration. In addition, enrollment has been negatively impacted, with great variability by geographic location in our on-going trials, which could result in a delay in completing enrollment in such trials. We anticipate the potential for delays in the initiation and enrollment of planned clinical trials until the pandemic resolves.
On October 26, 2020 we announced that an inspection of the Hanmi Bioplant in South Korea is required before the FDA can approve our BLA for ROLONTIS. The FDA was unable to conduct an inspection during the current review cycle due to restrictions on travel related to the COVID-19 pandemic. Therefore, the FDA has deferred action on the application until an inspection can be completed. The PDUFA target action date was October 24, 2020. The FDA has not provided us a timeline on when the inspection might occur, but further delays could adversely impact our results of operations and financial projections.

As the COVID-19 pandemic continues to evolve, we may experience these and other disruptions that could severely impact our business and regulatory filings, including, but not limited to:
•disruption in our ability to manufacture our API and future drug products;
•disruption in our ability to source materials;
•ongoing delays or difficulties in obtaining FDA approval for ROLONTIS and completing other regulatory work;
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobino Pharma USA, Inc.	8-K	001-35006	10.1	1/17/2019
3.1	Restated Certificate of Incorporation.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws	8-K	001-35006	3.1	3/29/2018
4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and Computershare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent	8-K	001-35006	4.1	12/13/2010
4.2	First Amendment to Rights Agreement, dated as of October 13, 2017, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	10/13/2017
4.3	Second Amendment to Rights Agreement, dated as of March 27, 2018, between Registrant and Computershare Trust Company, N.A., as Rights Agent	8-K	001-35006	4.1	3/29/2018
10.1	Underwriting Agreement by and between Spectrum Pharmaceuticals, Inc. and Jefferies LLC, dated July 29, 2020	8-K	001-35006	1.1	8/3/2020
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	November 4, 2020	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)