Form 10-K
period 2020-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2021-03-31
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $246,663,071 (based upon the $3.38 per share closing sale price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2020, the last trading date of the registrant’s most recently completed second fiscal quarter).
As of March 24, 2021, approximately 153,728,336 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, to be filed on or before April 30, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development and commercialization activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, the success, safety and efficacy of our drug products, revenues and revenue assumptions, clinical studies, including designs and implementation, development and commercialization timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “would,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. All forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, and the following factors, among others:

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
PART I
Item 1. Business
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharmaceutical company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management. We continue to build out our commercial and marketing capabilities to prepare for the launch of ROLONTIS.
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which is under review by the FDA. On October 26, 2020, the Company announced that the FDA had deferred action on the BLA for ROLONTIS due to the inability to conduct an inspection of our third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. A New Drug Application (“NDA”) based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutation is expected to be filed with the FDA in 2021; and
•Anti-CD20-IFNα, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma (“NHL”) patients.
Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing, we received $158.8 million in an upfront cash payment. We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.

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
According to the American Cancer Society’s publication Cancer Facts & Figures 2021, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.9 million new cancer cases are expected to be diagnosed in 2021 and approximately 608,570 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 80% of all cancers are diagnosed in people 55 years of age or older. In the U.S., approximately 41 out of 100 men and 39 out of 100 women will develop cancer during their lifetime. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective in the different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.
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
Product Pipeline
ROLONTIS
ROLONTIS (eflapegrastim injection) is a novel long-acting G-CSF that employs a proprietary LAPSCOVERY™ technology to enhance the duration of therapeutic effects and reduces the frequency of administration. ROLONTIS is being investigated for the treatment of chemotherapy-induced neutropenia. In January 2012, we entered into a co-development and commercialization agreement with Hanmi for ROLONTIS worldwide rights, except for Korea, China, and Japan.
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
We submitted our updated BLA for ROLONTIS to the FDA on October 24, 2019, which was accepted for review by the FDA on December 20, 2019. Our BLA is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. On October 26, 2020, we announced that the FDA Prescription Drug User Fee Act (“PDUFA”) target action date set for October 24, 2020 was deferred pending inspection of the Hanmi manufacturing facility in Korea due to COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021.

A company sponsored clinical trial has been initiated to evaluate the administration of ROLONTIS on the same day as chemotherapy. This Phase 1 clinical trial is a randomized, open label, actively controlled study to evaluate the same-day dosing of eflapegrastim on duration of neutropenia when administered at varying intervals following docetaxel and cyclophosphamide (TC) chemotherapy in patients with early-stage breast cancer. On March 4, 2021, at the virtual 38th Annual Miami Breast Cancer Conference®, the company presented positive early data showing rapid absolute neutrophil count (ANC) recovery in the first three patients dosed in the 30-minute arm of the same-day dosing. This arm met the prespecified interim safety evaluation criteria and therefore supports the expansion of this arm to 15 patients. The study design included an interim safety evaluation that was conducted once the first three patients in each arm (30 minutes, 3 hours, or 5 hours) completed Cycle 1. Based on this review, the 30-minute arm will expand to a total of 15 patients, while the 3- and 5-hour dosing arms have been discontinued. In the 30-minute dosing arm, ANC recovery was more rapid compared to the 3- and 5-hour arms. ANC nadir was also deeper and longer for the 3- and 5-hour arms compared to the 30-minute arm. The overall safety profile for the 30-minute arm was similar to what has been seen previously in large randomized studies with GCSF given 24 hours after chemotherapy.
Poziotinib

Poziotinib is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (EGFR) family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations or over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer. In March 2015, we entered into a co-development and commercialization agreement with Hanmi for poziotinib worldwide rights, except for Korea and China.

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
In October 2017, we announced the start of a pivotal Phase 2 global clinical trial with active sites in the U.S., Canada and Europe (“ZENITH20”). The ZENITH20 trial consists of seven cohorts of NSCLC patients. Cohorts 1, 2 and 3 have completed enrollment while Cohorts 4, 5, 6, and 7 are currently enrolling patients. Cohorts 1 (EGFR) and 2 (HER2) include previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) include first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is objective response rate (“ORR”). Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.

On December 26, 2019, we announced that the pre-specified primary endpoint was not met in Cohort 1 of the ZENITH20 trial evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations. Cohort 1 enrolled a total of 115 patients who received 16 mg/day of poziotinib. The intent-to-treat analysis showed that 17 patients had a response (by RECIST) and 62 patients had stable disease for a 68.7% disease control rate (“DCR”). The confirmed ORR was 14.8% (95% Confidence Interval (“CI”) 8.9%-22.6%). The median duration of response was 7.4 months and the progression free survival was 4.2 months. The safety profile was in-line with other second-generation EGFR tyrosine kinase inhibitors.

On July 27, 2020, we announced that we met the pre-specified primary endpoint for Cohort 2 in the ZENITH20 trial evaluating previously treated NSCLC patients with HER2 exon 20 insertion mutations. Cohort 2 enrolled a total of 90 patients who received an oral, once daily dose of 16 mg of poziotinib. All the patients had failed at least one line of prior systemic therapy with 60 patients (67%) having failed two or more prior therapies, including chemotherapy and immunotherapy. All responses were read independently and confirmed by a central imaging laboratory using RECIST criteria. The intent-to-treat analysis demonstrated a confirmed ORR of 27.8% (95% CI of 18.9%-38.2%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.9% exceeded the pre-specified lower bound of 17% in this heavily pre-treated population. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR tyrosine kinase inhibitors. These results were presented at the European Society for Medical Oncology (ESMO) Virtual Congress 2020 Science Weekend held in September 2020.
In March 2021, we announced that the FDA granted Fast Track designation for Poziotinib based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutations. In December 2020, we reported that its pre-specified primary endpoint in Cohort 3 evaluating poziotinib in first-line NSCLC patients with

EGFR exon 20 insertion mutations was not met. We additionally reported that preliminary data from patients receiving 8 mg of poziotinib twice daily demonstrated meaningful improvement in tolerability as measured by adverse events and dosing interruptions.

Cohort 3 of the ZENITH20 clinical trial enrolled a total of 79 patients who received an oral once daily dose of 16 mg of poziotinib. The median time of follow up of all patients was 9.2 months with 12 ongoing patients still on treatment. The intent-to-treat analysis showed that 22 patients had a partial response (by RECIST) and 68 patients had stable disease for an 86.1% DCR. 91% of patients experienced tumor reduction with a median reduction of 25.5%. The confirmed ORR was 27.8% (95% CI 18.4-39.1%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.4% did not meet the pre-specified lower bound of >20%. The median duration of response was 6.5 months and the median progression free survival was 7.2 months. The safety profile was similar with the type of adverse events observed with other second-generation EGFR tyrosine kinase inhibitors. Grade 3 treatment related rash was 33% and diarrhea was 23%. 94% of patients had drug interruptions with 6 patients (8%) permanently discontinuing due to adverse events.
Additionally, preliminary data from ZENITH20 Cohort 5 for patients with exon 20 insertion mutations receiving 8 mg twice daily dosing shows improved tolerability versus patients who received the 16 mg once daily dose. The data from this cohort includes patients with both EGFR and HER2 mutations. In Cycle 1, the incidence of Grade 3 or higher treatment related adverse events (rash, diarrhea and stomatitis) decreased by 32% for patients receiving the 8 mg twice daily dose. In addition, dose interruptions were reduced by 38% for the 8 mg twice daily dose versus the 16 mg once daily dose. No new types of adverse events were observed with the twice daily dosing regimen. The preliminary findings of BID dosing could benefit the entire poziotinib program including both EGFR and HER2 exon 20 insertion mutations, and Cohorts 4-7 of the ZENITH20 trial continue to enroll.
Anti-CD20-IFNα
In April 2019, we executed a license agreement with ImmunGene, Inc. (“ImmunGene”) for an antibody-interferon fusion molecule directed against CD20 (Anti-CD20-IFNα) that is in Phase 1 development for treating relapsed or refractory NHL, This technology is designed to selectively target NHL with therapeutic doses of IFNa, while minimizing systemic toxicity. Under the terms of this agreement, we received the exclusive worldwide rights to commercialize this drug for any indication, and are financially responsible for the clinical and regulatory development programs.
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

Companies that have products on the market or in research and development that target the same indications as our in-development products or new compounds sought include, among others: Amgen, Inc., Coherus BioSciences, Mylan Pharmaceuticals, Inc., Sandoz, AstraZeneca plc, Takeda Pharmaceutical Company Ltd, Rain Therapeutics Inc., Janssen Research & Development, Taiho Pharmaceutical Co., Ltd., Cullinan Oncology, LLC, Daiichi-Sankyo Co., Ltd., Genentech, Inc., Gilead Sciences, Inc., and Novartis International AG.
Each of the aforementioned companies may be more advanced in the development of competing drug products. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancer types and have substantially greater resources and expertise than we do.
We believe that the current competitive landscape for each of our key in-development products, is as follows:

(a)ROLONTIS is a novel long-acting G-CSF that employs a proprietary technology that prolongs the duration of biologics, reducing the frequency of administration. There is currently one novel long-acting G-CSF and four biosimilar G-CSFs marketed in the United States including, Neulasta® (pegfilgrastim), marketed by Amgen, Inc., UDENYCA™ (pegfilgrastim-cbqv), a biosimilar marketed by Coherus BioSciences, Fulphila® (pegfilgrastim-jmdb), a biosimilar marketed by Mylan Pharmaceuticals, Inc., and Ziextenzo® (pegfilgrastim-bmez), a biosimilar marketed by Sandoz, and NYVEPRIA™ (pegfilgrastim-apgf), a biosimilar marketed by Pfizer, Inc. In addition, there are several novel products in development that may compete with ROLONTIS if they are approved, including G1 Therapeutics’ trilaciclib, BeyondSpring’s plinabulin, and Evive Biotech’s benegrastim.

(b)Poziotinib is a novel investigational, oral, quinazoline-based pan-HER inhibitor that irreversibly blocks signaling through the EGFR family of tyrosine-kinase receptors, including human epidermal growth factor receptor (HER1\ErbB1/EGFR), HER2 (ErbB2), and HER4 (ErbB4), as well as HER receptor mutations. Poziotinib’s development program is primarily focused on advanced NSCLC patients harboring exon 20 insertion mutations in both HER1/Erb1/EGFR and HER2(ErbB2). At present there are no FDA approved therapies for metastatic NSCLC patients with EGFR or HER2 exon 20 insertion mutations.

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

(c)     Anti-CD20-IFNα is in Phase 1 development for treating relapsed or refractory NHL, including diffuse large B-cell lymphoma. There are a number of targeted and immune-therapies approved for NHL, including Rituxan (rituximab) and Polivy (polatuzumab-vedotin-piiq) - Genentech, Inc., Yescarta (axicabtagene ciloleucel) - Gilead Sciences, Inc., and Kymriah (tisagenlecleucel) - Novartis International AG, as well as many other targeted and immune-therapies in clinical investigation for NHL.
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
Our in-development products are summarized below:

Our research and development expenses for drug development are comprised of our personnel expenses, contracted services with third parties, license fees and milestone payments to third parties, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2020 and 2019:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2020	2019
ROLONTIS	$52,101	$21,920
Poziotinib	24,254	28,092
Anti-CD20-IFNα	2,876	3,428
Other in-development indications/drugs	789	145
Total — Direct costs	80,020	53,585
Add: General research and development expenses (including personnel costs that correspond to more than one in-development project)	29,360	25,747
(Less): Reimbursements from development partners	(3)	(7)
Total research and development expenses from continuing operations	$109,377	$79,325

Total research and development expenses from discontinued operations	$(43)	$2,624
Patents and Proprietary Rights
Overview
We in-license from third parties certain patents and related intellectual property rights related to our proprietary drug products. Under most of these license arrangements, we are generally responsible for all development, patent filing, prosecution, and maintenance costs, sales, marketing and liability insurance costs related to the drug products.
In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably utilize the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business. For more information regarding these arrangements see Note 7(b), “Financial Commitments & Contingencies and Key License Agreements,” to our accompanying Consolidated Financial Statements.
The protection, preservation, and infringement-free commercial utilization of these patents and related intellectual property rights are very important to the successful execution of our strategy. However, the issuance of a patent is neither conclusive as to its validity nor as to the enforceable scope of the claims of the patent. Accordingly, our patents and the patents we have licensed may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not allowed or, even if allowed and issued as patents, if such patents or the patents we have in-licensed are circumvented or not upheld in a court of law or in administrative proceedings, including oppositions, re-examinations or inter parties review, our ability to competitively utilize our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially sell these products may be diminished.
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
Anti-CD20-IFNα: We currently have licensed patents covering products derived from the Focused Interferon Therapeutics (“FIT”) platform that will last through 2032.
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
Product Exclusivity
The Patent Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”), provides exclusivity protections for certain innovator biological products and a framework for FDA review and approval of biosimilar and interchangeable versions of innovator biologic products. The PPACA provides that no application for a biosimilar product may be approved until 12 years after the date on which the innovator product was first licensed, and no application may be submitted until four years after the date of the first licensure. Products deemed interchangeable (as opposed to biosimilar) are also eligible for certain exclusivity.
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
Employees
As of December 31, 2020, we had 176 employees (as compared to 146 employees as of December 31, 2019), 175 of whom were full-time employees, 6 of whom hold an M.D. degree and 30 of whom hold a Ph.D. degree.

We are an equal opportunity employer and we maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status.

We are proud to employ a diverse workforce that, as December 31, 2020, was 66% non-white and 51% women. In addition, as of December 31, 2020, women made up 22% of our senior leadership team. We strive to build and nurture a culture where all employees feel valued and embrace unique points of view.
We believe that the success of our business will depend, in part, on our ability to attract and retain uniquely qualified personnel. We seek to provide people-focused policies that provide for the health, safety and welfare of our employees and their families, as well as professional development and training programs for our team members. In connection with the ongoing pandemic during 2020, we implemented the following policies:
•Instituted a remote work mandate for all staff and provided technical support and training to enable employees to continue to perform their responsibilities while working remotely;
•Implemented safety procedures for all staff, which includes on site and essential travel training for those applicable employees;
•Provided full coverage for all COVID related medical expenses for all eligible employees and their family members, and paid time off for any employee that missed time due to the COVID-19 pandemic including for the care of family members; and
•Modified our flexible spending and 401(k) plans to allow employees more financial flexibility during the economic downturn resulting from the pandemic.
We provide competitive compensation packages designed to attract and retain high-quality employees. All of our employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure competitiveness compared to similar biotechnology and biopharmaceutical companies with which we compete for talent, as well as fair and equitable across our workforce with respect to gender, race, and other personal characteristics. In addition, we provide a variety of programs and services to help employees balance their career and home life, including an attractive mix of healthcare, insurance, and other benefit plans. We deliver a benefits program that is designed to keep our employees and their families healthy, which includes not only medical, dental and vision benefits, but also legal services, supplemental life insurance, pet insurance, paid parental leave, dependent care, mental health services, company sponsored fitness programs, and other wellness benefits and incentives.
We also value career development for all employees, and we provide reimbursement and time for employees to attend professional development courses ranging from technical training, competency-based workshops and leadership development programs facilitated by external partners who are experts in their respective fields. Direct managers also take an active role in identifying individualized development plans to assist employees in realizing their full potential and creating opportunities for promotions and added responsibilities that enhance the engagement and retention of our workforce.
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
SUMMARY OF RISK FACTORS
You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report on Form 10-K and other reports and filings made with the SEC in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the price of our common stock could decline. You should also refer to the other information contained in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the related Notes.

Risks Related to Our Business
•If we are unable to continue to successfully develop poziotinib, ROLONTIS, or any of our other pipeline products, our business, prospects, operating results, and financial condition will be materially harmed.
•Clinical trials may fail to demonstrate the safety and efficacy of our drug products, which could prevent or significantly delay obtaining regulatory approval.
•We currently generate no revenue from commercial sales and future commercial sales may not be sufficient to sustain our business operations.
•The COVID-19 pandemic and any similar future outbreaks could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.

•The pharmaceutical and biotechnology industries are intensely competitive. We are aware of several competitors attempting to develop and market products competitive to our in-development products, which may reduce or eliminate our commercial opportunities in the future.
•Our supply of APIs, and drug products are and will remain dependent upon the production capabilities of contract manufacturing organizations (CMOs) and other third-parties for related supplies and logistical services. Some of these vendors are based overseas. If they are not able to meet our requirements and/or FDA scrutiny, we may be limited in our ability to meet demand for our products, ensure regulatory compliance, or maximize profit on the future sale of our products. In addition, our dependence on these ex-U.S. vendors also subjects us to business interruption risks related to COVID-19, and/or similar outbreaks, which could have a material adverse impact on us.
•Our future sales will depend on coverage and reimbursement from third-party payers and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.
•A breakdown or breach of our information technology systems and cybersecurity efforts could subject us to liability, reputational damage or interrupt the operation of our business.
•Reports of adverse events or safety concerns involving our in-development products or similar agents, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
•Our dependence on key executives, scientists and sales and marketing personnel could impact the development and management of our business.
•Competition for patients in conducting clinical trials may prevent or delay product development and strain our limited financial resources.
Risks Related to Our Industry
•If we are unable to obtain regulatory approval for our product candidates, or if we fail to comply with governmental regulations, we will be limited in our ability to commercialize our products and product candidates domestically or abroad and/or will be subject to penalties.
•Even after we receive regulatory approval to market our drug products, the market may not be receptive to our drug products upon their commercial introduction, which would negatively impact our ability to achieve profitability.
•Guidelines and recommendations from various organizations can reduce the use of our products.
•Legislative or regulatory reform of the healthcare system and pharmaceutical industry related to pricing, coverage or reimbursement may hurt our ability to sell our products profitably or at all.
•If our marketing violates federal or state health care fraud and abuse laws, we may be subject to civil or criminal penalties, including exclusion from participation in government health care programs.
•We may be involved in additional lawsuits to defend or enforce our patents, which could be expensive, time-consuming and unsuccessful.
•We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.
•Governmental pricing regulations could adversely affect our negotiated pricing, or limit product coverage and reimbursements may adversely impact our operating results and our business.
Risks Related to Our Common Stock
•Future issuances of our common stock or other dilutive instruments, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
•The market price and trading volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.
•Provisions of our charter, and bylaws may make it more difficult for someone to acquire control of us or replace current management even if doing so would benefit our stockholders, which may lower the price an acquirer or investor would pay for our stock.
Risks Relating to Our Intellectual Property
•In-license patents and proprietary technologies from third parties may be difficult or expensive to obtain.
•If we are unable to adequately protect our technology or enforce our patent rights, our business could suffer, and intellectual property rights don’t necessarily address all potential threats.

•If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
•An inability to protect our patents or trade secrets will have an adverse effect on our business, and patent terms may be inadequate to protect us from competitors.
•Changes in U.S. patent law may diminish the value of our patents, and the costs of maintaining our patents can be costly, complex, and uncertain and we may be subject to infringement claims.
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•We may be involved in additional lawsuits to defend or enforce our patents, which could be expensive, time-consuming and unsuccessful.
•We may be subject to claims challenging the inventorship of our patents and other intellectual property, and may be subject to federal regulations such as “march-in” rights that limit our exclusive rights or ability to contract with non-US manufacturers.
General Risk Factors
•Lack of effective internal controls over financial reporting could result in material misstatements that affects investor confidence negatively, which in turn could cause the trading price of our common stock to decline.
•Changes in our effective income tax rate could adversely affect our profitability.
•Earthquakes or other natural or man-made disasters and business interruptions could adversely affect our business.
•We are subject to the risks of securities and related litigation, which may expose us to substantial liabilities and could seriously harm our business.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to Our Business
If we are unable to continue to successfully develop poziotinib, ROLONTIS, or any of our other pipeline products, our business, prospects, operating results, and financial condition will be materially harmed.
We are currently conducting clinical trials for poziotinib. This product will require significant further development, including financial resources and personnel to possibly obtain regulatory approval. The PDUFA target action date for ROLONTIS was October 24, 2020. However, on October 26, 2020, we announced that an inspection of the Hanmi Bioplant in South Korea is required before the FDA can approve our BLA for ROLONTIS. The FDA was unable to conduct an inspection during the review cycle due to restrictions on travel related to the COVID-19 pandemic. Therefore, the FDA deferred action on the application. In March 2021, the FDA informed us that they scheduled the pre-approval inspection at the ROLONTIS manufacturing site in May 2021.
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
Moreover, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•delays obtaining regulatory approval to commence a trial;
•delays in reaching agreement on acceptable terms with contract research organizations (“CROs”), and clinical trial sites;
•delays in obtaining institutional review board, or IRB, approval at each site;
•slower than anticipated patient enrollment or our inability to recruit and enroll patients to participate in clinical trials for various reasons, including the COVID-19 pandemic;
•our inability to retain patients who have initiated a clinical trial;
•scheduling conflicts with participating clinicians and clinical institutions;

•lack of funding to start or continue the clinical trial, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with our CROs and other third parties;
•negative or inconclusive results;
•deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, good clinical practice, or clinical protocols;
•deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;
•patient noncompliance with the protocol;
•adverse medical events or side effects experienced by patients during the clinical trials as a result of or resulting from the clinical trial treatments;
•fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•our ability to sustain the quality or stability of the applicable product candidate in compliance with acceptable standards;
•our inability to produce or obtain sufficient quantities of the applicable product candidate to complete the clinical trials;
•changes in governmental regulations or administrative actions that adversely affect our ability to continue to conduct or complete clinical trials;
•negative or problematic FDA inspections of our clinical operations or manufacturing operations; and
•real or perceived lack of effectiveness or safety.
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
We currently generate no revenue from commercial sales and future commercial sales may not be sufficient to sustain our business operations.
We will not generate any future revenue until our pipeline products, including the late-stage development products ROLONTIS and poziotinib, are approved for commercial sale by the FDA and/or other regulatory agencies. There is no guarantee as to when, if ever, our pipeline products will be approved for commercial sale. Accordingly, we may need to raise additional capital to fund our business operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, it could result in further dilution to our stockholders and adversely impact our stock price.
The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.

On March 11, 2020, the World Health Organization (WHO) declared the rapid spread of COVID-19 a global pandemic, and on March 13, 2020, we switched to a remote work environment in response. The COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future.

We have maintained our operations during the COVID-19 pandemic by requiring all of our employees to work remotely. Only those employees performing essential activities that must be completed on-site were allowed in our facilities. These modifications to business activity may negatively impact productivity and cause disruptions and delays to our business. Longer term remote working environments could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. When we reopen our facilities, we could encounter delays in connection with implementing precautionary measures to mitigate the risk of exposing our employees to COVID-19.

Although the COVID-19 pandemic has not materially affected our clinical development for the year ended December 31, 2020, certain of our clinical programs have seen slower enrollment and there have also been delays in initiating new studies as a result of the COVID-19 pandemic. These delays are not seen across all our trials and are specific to certain trials enrolling at certain sites. In the future, the COVID-19 pandemic could further adversely affect our ability to enroll and recruit patients in current and future clinical trials, as well as delay data collection and analysis, any of which could cause a delay or denial of regulatory approval of our product candidates. Our success is dependent on our ability to advance our development programs into later stages of clinical development. Many pharmaceutical and biotechnology companies have indicated that their clinical trials will be delayed and enrollment of current and ongoing trials will suffer as a result of the COVID-19 pandemic. We anticipate the potential for delays in the initiation and enrollment of planned clinical trials until the pandemic resolves.

The COVID-19 pandemic could also potentially affect the business of the FDA as well as other health regulatory authorities, which could result in delays in our communications with these authorities and ultimately in the ability for us and our partners to have drug products approved.

On October 26, 2020, we announced that an inspection of the Hanmi Bioplant in South Korea is required before the FDA can approve our BLA for ROLONTIS. The FDA was unable to conduct an inspection during the current review cycle due to restrictions on travel related to the COVID-19 pandemic. Therefore, the FDA has deferred action on the application until an inspection can be completed. The PDUFA target action date was October 24, 2020. The FDA has not provided us a timeline on when the inspection might occur, but further delays could adversely impact our results of operations and financial projections.

The COVID-19 pandemic could also adversely affect our supply chain for other third party vendors for research supplies, development activities including manufacturing of drug product for our clinical studies and testing of drug material. If any of the vendors in our supply chain of products or services are severely affected from the COVID-19 pandemic, it will adversely affect our ability to continue our research and development activities and also continue our clinical trial activities. Disruptions to our business operations or operations of our third-party manufacturers and CROs on which we rely to conduct our clinical trials could be significant and of undetermined length. Significant restrictions or bans on travel could impede, delay, limit or prevent our employees and CROs from continuing research and development activities.

The COVID-19 pandemic and mitigation measures also have had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairment of our ability to raise capital when needed. The trading prices for biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. In addition, the continued spread of COVID-19 could cause a recession, depression, or other sustained adverse market event which could materially and adversely affect our business and the value of our common shares.
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
Our supply of APIs, and drug products are and will remain dependent upon the production capabilities of contract manufacturing organizations (CMOs) and other third-parties for related supplies and logistical services. Some of these vendors are based overseas. If they are not able to meet our requirements and/or FDA scrutiny, we may be limited in our ability to meet demand for our products, ensure regulatory compliance, or maximize profit on the future sale of our products. In addition, our dependence on these ex-U.S. vendors also subjects us to business interruption risks related to COVID-19, and/or similar outbreaks, which could have a material adverse impact on us.

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
Finally, our business could be adversely impacted by the effects of the COVID-19 pandemic, or by other epidemics. We source some of our APIs and other materials from Asia, including China and South Korea. Due to our current reliance on these vendors for ROLONTIS and poziotinib supply, we risk disruption in our supply chain (including restrictions on export or shipment), depending on the severity of the coronavirus outbreak and the potential government restrictions placed on our vendors.
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
CMS uses those ASP data to determine the applicable reimbursement rates for our products under Medicare Part B. However, the statute, regulations and CMS guidance do not define specific methodologies for all aspects of the reporting of ASP data. For example, CMS has not provided specific guidance regarding administrative fees paid to group purchasing organizations (each a “GPO” and, collectively “GPOs”) in the ASP calculation. CMS directs that manufacturers make “reasonable assumptions” in their calculation of ASP data in the absence of specific CMS guidance on a topic. As a result, we are required to apply our reasonable judgment to certain aspects of calculating ASP data. If our submitted ASP data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse impact on our business and results of operations.
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
Our in-development products may cause SAEs. In addition to the risk associated with known SAEs, discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, could interrupt, delay or halt clinical trials of such products, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of our products for any or all indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the package inserts based on reports of adverse events or safety concerns or implement a REMS, which could adversely affect such product’s acceptance in the market. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to demonstrate efficacy in a variety of indications and to better manage side effect profiles of certain of our products may not be successful and there are no assurances that patients receiving our products will not experience SAEs in the future.

Future reports of SAEs or safety concerns involving any of our products could adversely affect our business, results of operations and prospects.
Our dependence on key executives, scientists and sales and marketing personnel could impact the development and management of our business.
We are highly dependent upon our ability to attract and retain qualified scientific, technical sales and marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change, for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. We do not have employment agreements with most of our key scientific, technical, or managerial employees, though we have employment agreements with each of our named executive officers. Furthermore, our common stock is currently trading at a price below the exercise price of most of our outstanding stock options. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees.
A significant portion of our revenue has historically been derived from a limited number of distributors - and is expected to persist for our in-development drugs upon potential FDA approval.
    We expect that a significant portion of our future revenue will depend on sales to a limited number of distributors. Any distributors we may use comprise a significant part of the distribution network for pharmaceutical products in the U.S. and a small number of large distributors and wholesalers control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through their fee-for-service arrangements. Any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. In addition, any individual distributor could choose to stop selling some or all of our products at any time, and without notice. If we lose our relationship with any of our future significant distributors, we would experience disruption and delays in marketing our products and could also experience declines in our revenues, which in turn could materially adversely impact our financial condition.
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
In the U.S., we plan to sell our products to a small number of distributors who in turn will sell-through to patient health care providers. These distributors will also provide multiple logistics services relating to the distribution of drug products, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We will not promote products to these distributors and they do not set or determine demand for products. The use of distributors involves certain risks, including, but not limited to, risks that these distributors will:

•not provide us with accurate or timely information regarding their inventories, the number of patients who are using our products or complaints about our products;
•not purchase sufficient inventory on hand to fulfill end user orders in a timely manner;
•be unable to satisfy financial obligations to us or others; and
•cease operations.
Any such actions may result in decreased sales of our products, upon potential FDA approval, which would harm our business.
Adverse economic conditions may have material adverse consequences on our business, results of operations and financial condition as well as our ability to raise additional capital.
Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. In recent years, we have funded our operations through a combination of equity and debt offerings and sales of our pharmaceutical products. Based on our current plans and expectations, we believe that we will require additional funding to achieve our goals. We may need to raise these additional funds through public or private debt or equity financings, and any adverse economic conditions could adversely affect our ability to raise funds. If our business deteriorates, we may not be able to maintain compliance with any covenants or representations and warranties in any such financings, which could result in reduced availability of such financings, an event of default under such financings, or could make other sources of financing unavailable to us. Any such event would have a material adverse impact on our business, results of operations and financial condition.
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

Companies that have products on the market or in research and development that target the same indications as our in-development products or new compounds sought include, among others: Amgen, Inc., Coherus BioSciences, Mylan Pharmaceuticals, Inc., Sandoz, AstraZeneca plc, Takeda Pharmaceutical Company Ltd, Rain Therapeutics Inc., Janssen Research & Development, Taiho Pharmaceutical Co., Ltd., Cullinan Oncology, LLC, Daiichi-Sankyo Co., Ltd., Genentech, Inc., Gilead Sciences, Inc., and Novartis International AG.
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
On March 1, 2019, we completed the sale of the Commercial Product Portfolio to Acrotech. We contractually retained all obligations related to our estimated allowances for discounts, returns, rebates and chargebacks for sales made on and prior to such date. Our former FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products to us beginning at their expiration date and within six months thereafter. Our former EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months following its expiration date (as well as for overstock inventory, as determined by end-users). We authorize returns for damaged products and exchanges for expired products in accordance with our returned goods policy and procedures. Also, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, GPOs, pharmacies or other retail customers. The product revenue we recognized through March 1, 2019 was net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates required subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies.
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
We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Any potential acquisitions or in-licensing transactions may entail numerous risks, including but not limited to:

•risks associated with satisfying the closing conditions relating to such transactions and realizing their anticipated benefits;

•increased operating expenses and cash requirements;
•difficulty in conforming standards, procedures and policies, business cultures and compensation structures;
•difficulty integrating acquired technologies, products and personnel with our existing business;
•difficulty conforming acquired operations, such as corporate and administrative functions, sales and marketing, or information technology and accounting systems with our existing business;
•diversion of management’s attention in connection with both negotiating the acquisition or license and integrating the business, technology or product;
•retention of key employees;
•uncertainties in our ability to maintain key business relationships of any acquired entities;
•strain on managerial and operational resources;
•exposure to regulatory, compliance and legal risks of the acquired entities;
•tax costs or inefficiencies associated with integrating operations;
•modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;
•difficulty coordinating geographically dispersed organizations;
•exposure to unforeseen liabilities of acquired companies or products or companies or products in which we invest; and
•potential costly and time-consuming litigation, including stockholder lawsuits.
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
We may have conflicts with our third-party development partners, such as conflicts concerning the interpretation of pre-clinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our third-party development partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our drug product, and in turn prevent us from generating revenues from such drug product:

•unwillingness on the part of a third-party development partner to pay us milestone payments or royalties that we believe are due to us under a collaboration;
•uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;
•unwillingness to cooperate in the manufacture of the product, including providing us with product data or materials;
•unwillingness to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;
•initiation of litigation or alternative dispute resolution options by either party to resolve the dispute;
•attempts by either party to terminate the collaboration;
•our ability to maintain or defend our intellectual property rights may be compromised by our partner’s acts or omissions;

•a third-party development partner may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;
•a third-party development partner may change the focus of its development and commercialization efforts due to internal reorganizations, mergers, consolidations or otherwise;
•unwillingness to fully fund or commit sufficient resources to the testing, marketing, distribution or development of our products;
•unwillingness or inability to fulfill their obligations to us due to the pursuit of alternative products, conflicts of interest that arise or changes in business strategy or other business issues; and/or
•we may not be able to guarantee supplies of development or marketed products.
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
Our business and financial condition could be adversely affected to the extent that our employees, representatives or agents fail to:
•comply with FDA regulations or similar regulations of similar regulatory authorities in other countries;
•provide accurate information to the FDA or similar regulatory authorities in other countries;
•comply with manufacturing standards we, the FDA or similar authorities in other countries have established;
•comply with federal and state healthcare fraud and abuse laws and regulations or similar laws and regulations
•established and enforced by comparable foreign regulatory authorities;
•comply with the provisions of the Foreign Corrupt Practices Act, or the FCPA; or
•report financial information or clinical or preclinical data accurately.
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
We have incurred net losses in each of the years ended December 31, 2020 and 2019. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect that in the foreseeable future we will continue to spend substantial amounts on research and development to further develop and potentially commercialize poziotinib, ROLONTIS, and our FIT platform. Accordingly, we expect to continue to incur net losses in the foreseeable future and may not achieve profitability for some time, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
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
Our drug products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. The degree of market acceptance of any approved drug products will depend on a number of factors, including:

•the effectiveness of the drug product;
•the prevalence and severity of any side effects;
•potential advantages or disadvantages over alternative treatments;
•relative convenience and ease of administration;
•the strength of marketing and distribution support;
•the price of the drug product, both in absolute terms and relative to alternative treatments; and
•sufficient third-party coverage and reimbursement.
If our drug products receive regulatory approval but do not achieve an adequate level of acceptance by physicians, healthcare payers and patients, we may not generate drug product revenues sufficient to attain profitability.

In addition, we have only licensed the rights to develop and market our products in limited territories. Other companies can market and sell the same products in other parts of the world upon local regulatory approvals. If negative publicity is associated with our products or similar products sold by third parties in their territories, our own efforts to successfully market and sell our products in our territories may be adversely impacted.
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
Our ability to commercialize any products successfully will depend in part on the availability of coverage and reimbursement from third-party payers such as government authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations, in both the U.S. and foreign markets. Even if we succeed in bringing one or more products to market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability. Coverage and reimbursement by governmental and other third-party payers may depend upon a number of factors, including a governmental or other third-party payer’s determination that use of a product includes but is not limited to:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Obtaining coverage and reimbursement approval for a product from each third-party and governmental payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement.

In both the U.S. and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals related to coverage and reimbursement that could impact our ability to sell our products profitably. The PPACA was signed into law on March 30, 2010. The PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The PPACA included, among other things, an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, revisions to the definition of “average manufacturer price” for reporting purposes, increases in the amount of rebates owed by drug manufacturers under the Medicaid Drug Rebate Program, expansion of the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers, and changes to affect the Medicare Part D coverage gap, or “donut hole.” The full effects of these provisions will become apparent as these laws are implemented and the CMS and other agencies issue applicable regulations or guidance as required by the PPACA. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The federal “Sunshine” requirements pursuant to the PPACA imposed new requirements on (i) manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and teaching hospitals), and (ii) applicable manufacturers and GPOs to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations.
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
Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The PPACA also made several important changes to the federal Anti-Kickback Statute, false claims laws, and health care fraud statute by weakening the intent requirement under the anti-kickback and health care fraud statutes that may make it easier for the government, or whistleblowers to charge such fraud and abuse violations. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. In addition, the PPACA increases penalties for fraud and abuse violations. If our past, present or future operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may incur significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and negatively impact our financial results.
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
Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. Changes in laws and regulations that control drug pricing for government programs allow for negotiated pricing or limit product coverage, and reduced reimbursements may adversely impact our operating results and our business.
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
In light of the recent election of President Biden and changes in party control of the Senate following the 2020 election, we face uncertainties regarding potential actions related to drug pricing controls. The Trump administration previously indicated an interest in taking measures pertaining to drug pricing, and it appears that the Biden administration is similarly interested in taking action to reduce drug pricing. In addition, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At this time, it is unclear whether any of the proposed legislative or executive initiatives will be pursued; however, if pursued they could adversely affect our products or our future product candidates as well as, among other things, revenue generation, our ability to achieve or maintain profitability, and our tax obligations.

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
Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 1, 2020 through March 24, 2021, the closing price of our common stock ranged between $1.83 and $5.14, and the daily trading volume was as high as 31.1 million shares and as low as 0.5 million shares.
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
Provisions of our certificate of incorporation and bylaws, both as amended, may make it more difficult for someone to acquire control of us or replace our current management. These provisions include:

•the ability of our Board of Directors to amend our bylaws without stockholder approval;
•the inability of stockholders to call special meetings;
•the ability of members of the Board of Directors to fill vacancies on the Board of Directors;
•the inability of stockholders to act by written consent, unless such consent is unanimous; and
•the establishment of advance notice requirements for the nomination of candidates for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
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
General Risk Factors
Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
The results of our periodic management evaluations regarding the effectiveness of our internal control over financial reporting are required by the Sarbanes-Oxley Act of 2002. Any failure to maintain enhanced monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in (i) material weaknesses, (ii) material misstatements in our financial statements, requiring restatements of our previously-filed financial statements, and (iii) cause us to fail to meet our timely reporting and debt compliance obligations. These outcomes could cause us to lose public confidence, and could cause the trading price of our common stock to decline. For further information regarding our controls and procedures, see Item 9A. Controls and Procedures.
Changes in our effective income tax rate could adversely affect our profitability. Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We are subject to federal and state income taxes in the U.S. and our tax liabilities are dependent upon the distribution of income among these different jurisdictions. Various factors may have significant favorable or unfavorable effects on our effective income tax rate, and could have an impact on our profitability. These factors include, but are not limited to:

•interpretations of existing tax laws;
•the accounting for stock options and other share-based compensation;
•changes in tax laws and rates;
•future levels of research and development spending;
•changes in accounting standards;
•changes in the mix of earnings in the various tax jurisdictions in which we operate;
•the outcome of examinations by the Internal Revenue Service and tax regulators in other jurisdictions;
•the accuracy of our estimates for unrecognized tax benefits;
•realization of deferred tax assets; and
•changes in overall levels of pre-tax earnings.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of December 31, 2020 we have U.S. net operating loss carryforwards of approximately $600.7 million. As a result of our public offerings of common stock, we may have triggered an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations, and we cannot assure what, if any, the benefit related to our net operating loss carryforwards will be in the future.
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
    Certain of our legal proceedings are discussed in Note 7(g) - Litigation to our accompanying Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPPI.”
On March 24, 2021, the closing price of our common stock on the NASDAQ Global Select Market was $2.90 per share, and there were 150 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2021.
Sale of Equity Securities During the Period
All equity securities that we sold during the period covered by this Form 10-K that were not registered under the Securities Act have been previously reported in our quarterly reports on Form 10-Q or on our current reports on Form 8-K.

Item 6. Selected Financial Data
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.
Overview
Our Business
We are a biopharmaceutical company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management. We continue to build out our commercial and marketing capabilities to prepare for the launch of ROLONTIS.

We have three drugs in development:
•ROLONTIS, a novel long-acting G-CSF for chemotherapy-induced neutropenia which is under review by the FDA. On October 26, 2020, the Company announced that the FDA had deferred action on the BLA for ROLONTIS due to the inability to conduct an inspection of our third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for NSCLC tumors with various mutations. A New Drug Application (“NDA”) based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutation is expected to be filed with the FDA in 2021; and
•Anti-CD20-IFNα, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory NHL patients.
Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
See Item 1. Business, for our discussion of:
•Company Overview
•Cancer Background and Market Size
•Product Portfolio
•Manufacturing
•Competition
•Research and Development
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the year ended December 31, 2020, we continued our strategic shift in our business following the completion of the sale of our legacy Commercial Product Portfolio in March 2019. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
ROLONTIS, a novel long-acting G-CSF:

We submitted our updated BLA for ROLONTIS to the FDA on October 24, 2019, which was accepted for review by the FDA on December 20, 2019. Our BLA is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. On October 26, 2020, we announced that the FDA PDUFA target action date set for October 24, 2020 was deferred pending inspection of the Hanmi manufacturing facility in Korea due to COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021.
A company sponsored clinical trial has been initiated to evaluate the administration of ROLONTIS on the same day as chemotherapy. This Phase 1 clinical trial is a randomized, open label, actively controlled study to evaluate the same-day dosing of eflapegrastim on duration of neutropenia when administered at varying intervals following docetaxel and cyclophosphamide (TC) chemotherapy in patients with early-stage breast cancer. On March 4, 2021, at the virtual 38th Annual Miami Breast Cancer Conference®, the company presented positive early data showing rapid absolute neutrophil count (ANC) recovery in the first three patients dosed in the 30-minute arm of the same-day dosing. This arm met the prespecified interim safety evaluation criteria and therefore supports the expansion of this arm to 15 patients. The study design included an interim safety evaluation that was conducted once the first three patients in each arm (30 minutes, 3 hours, or 5 hours) completed Cycle 1. Based on this review, the 30-minute arm will expand to a total of 15 patients, while the 3- and 5-hour dosing arms have been discontinued. In the 30-minute dosing arm, ANC recovery was more rapid compared to the 3- and 5-hour arms. The overall safety profile for the 30-minute arm was similar to what has been seen previously in large randomized studies with GCSF given 24 hours after chemotherapy.

Poziotinib, an irreversible tyrosine kinase inhibitor targeting EGFR and HER2 mutations:
In October 2017, we announced the start of our pivotal ZENITH20 Phase 2 global clinical trial with active sites in the U.S., Canada and Europe. The ZENITH20 trial consists of seven cohorts of NSCLC patients. Cohorts 1 (EGFR) and 2 (HER2) have completed enrollment of previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) are currently enrolling first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is ORR. Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.
On December 26, 2019, we announced that the pre-specified primary endpoint was not met in Cohort 1 of the ZENITH20 trial evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations. Cohort 1 enrolled a total of 115 patients who received 16 mg/day of poziotinib. The intent-to-treat analysis showed that 17 patients had a response (by RECIST) and 62 patients had stable disease for a 68.7% DCR. The confirmed ORR was 14.8% (95% CI 8.9%-22.6%). The median duration of response was 7.4 months and the progression free survival was 4.2 months. The safety profile was in-line with other second-generation EGFR tyrosine kinase inhibitors.
On July 27, 2020, we announced that we met the pre-specified primary endpoint for Cohort 2 in the ZENITH20 trial evaluating previously treated NSCLC patients with HER2 exon 20 insertion mutations. Cohort 2 enrolled a total of 90 patients who received an oral, once daily dose of 16 mg of poziotinib. All the patients had failed at least one line of prior systemic therapy with 60 patients (67%) having failed two or more prior therapies, including chemotherapy and immunotherapy. All responses were read independently and confirmed by a central imaging laboratory using RECIST criteria. The intent-to-treat analysis demonstrated a confirmed ORR of 27.8% (95% CI of 18.9%-38.2%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.9% exceeded the pre-specified lower bound of 17% in this heavily pre-treated population. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR tyrosine kinase inhibitors. These results were presented at the ESMO Virtual Congress 2020 Science Weekend held in September 2020.
In March 2021, we announced that the FDA granted Fast Track designation for Poziotinib based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutations. In December 2020, we reported that its pre-specified primary endpoint in Cohort 3 evaluating poziotinib in first-line NSCLC patients with EGFR exon 20 insertion mutations was not met. We additionally reported that preliminary data from patients receiving 8 mg of poziotinib twice daily demonstrated meaningful improvement in tolerability as measured by adverse events and dosing interruptions.
Cohort 3 of the ZENITH20 clinical trial enrolled a total of 79 patients who received an oral once daily dose of 16 mg of poziotinib. The median time of follow up of all patients was 9.2 months with 12 ongoing patients still on treatment. The intent-to-treat analysis showed that 22 patients had a partial response (by RECIST) and 68 patients had stable disease for an 86.1% DCR. 91% of patients experienced tumor reduction with a median reduction of 25.5%. The confirmed ORR was 27.8% (95% CI 18.4-39.1%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.4% did not meet the pre-specified lower bound of >20%. The median duration of response was 6.5 months and the median progression free survival was 7.2 months. The safety profile was similar with the type of adverse events observed with other second-generation EGFR tyrosine kinase inhibitors. Grade 3 treatment related rash was 33% and diarrhea was 23%. 94% of patients had drug interruptions with 6 patients (8%) permanently discontinuing due to adverse events.
Additionally, preliminary data from ZENITH20 Cohort 5 for patients with exon 20 insertion mutations receiving 8 mg twice daily dosing shows improved tolerability versus patients who received the 16 mg once daily dose. The data from this cohort includes patients with both EGFR and HER2 mutations. In Cycle 1, the incidence of Grade 3 or higher treatment related adverse events (rash, diarrhea and stomatitis) decreased by 32% for patients receiving the 8 mg twice daily dose. In addition, dose interruptions were reduced by 38% for the 8 mg twice daily dose versus the 16 mg once daily dose. No new types of adverse events were observed with the twice daily dosing regimen. The preliminary findings of BID dosing could benefit the entire poziotinib program including both EGFR and HER2 exon 20 insertion mutations, and Cohorts 4-7 of the ZENITH20 trial continue to enroll.
Anti-CD20-IFNα:

In April 2019, we executed a license agreement with ImmunGene for an antibody-interferon fusion molecule directed against CD20 (Anti-CD20-IFNα) that is in Phase 1 development for treating relapsed or refractory NHL, This technology is designed to selectively target NHL with therapeutic doses of IFNa, while minimizing systemic toxicity. Under the terms of this agreement, we received the exclusive worldwide rights to commercialize this drug for any indication, and are financially responsible for the clinical and regulatory development programs.
Components of Operating Results
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
Operating Expenses
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
Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	$ Change
	($ in thousands)
Revenues	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	60,357	61,373	(1,016)
Research and development	109,377	79,325	30,052
Total operating costs and expenses	169,734	140,698	29,036
Loss from continuing operations before other income (expense) and income taxes	(169,734)	(140,698)	(29,036)
Other income (expense):			—
Interest income, net	1,342	4,996	(3,654)
Other expense, net	(2,940)	(8,892)	5,952
Total other expense	(1,598)	(3,896)	2,298
Loss from continuing operations before income taxes	(171,332)	(144,594)	(26,738)
Benefit for income taxes from continuing operations	60	9,208	(9,148)
Loss from continuing operations	(171,272)	(135,386)	(35,886)
Income from discontinued operations, net of income taxes	10,404	22,697	(12,293)
Net loss	$(160,868)	$(112,689)	$(48,179)

Operating Expenses

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in millions)
Operating expenses:
Selling, general and administrative	60.4	61.4	(1.0)	(1.6)%
Research and development	109.4	79.3	30.1	38.0%
Total operating costs and expenses	$169.7	$140.7	$29.0	20.6%
Selling, general and administrative expenses decreased by $1.0 million in the current period, primarily related to (i) $1.5 million of non-recurring employee severance expense related to the Commercial Product Portfolio Transaction and (ii) a decrease in overall travel of $2 million as a result of COVID-19, which has been ongoing since the first quarter of 2020. These decreases were partially offset by $1.6 million of increased information technology, infrastructure and systems-related expenses in preparation for our planned commercial launch of ROLONTIS, and $0.8 million of increased legal and other general expenses.
Research and development expenses increased by $30.1 million in the current period primarily related to (i) impairment and write-offs of $28.2 million related to our ROLONTIS second source manufacturer, (ii) ROLONTIS manufacturing and other development activities of $3.9 million, (iii) personnel-related expenses of $3.6 million, and (iv) upfront payments of $0.8 million for other research and development milestones. These increases are partially offset by (i) poziotinib expenses of $3.9 million related to manufacturing activities and drug substance purchases, (ii) $2.0 million of ROLONTIS expenses related to the preparation and submission of our updated BLA in the prior year period, and (iii) $0.6 million of expenses related to our in-license for Anti-CD20-IFNα, given upfront payments made in the prior year that did not reoccur.

Total Other Expense

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in millions)
Total other expense	$(1.6)	$(3.9)	$2.3	59.0%

Total other expense decreased by $2.3 million primarily due to $8.2 million of increased market value of our equity holding in the current period versus the prior period, offset by (i) $3.5 million of decreased interest income and changes in value on certain investments, (ii) $1.3 million of lower realized gains in the current period compared to the prior period from the sale of our equity holdings, (iii) $0.7 million decrease of billable services rendered to Acrotech as part of a transition services agreement that expired in May 2019, and (iv) $0.4 million increase in loss on foreign currency exchange.
Income Taxes

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in millions)
Benefit for income taxes from continuing operations	$0.1	$9.2	$(9.1)	(98.9)%

In 2020 the Company early adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. Prior to the early adoption of ASU 2019-12, the intraperiod tax allocation guidance required that we allocate income taxes between continuing operations and other categories of earnings. Due to the required allocation in 2019, we recorded an income tax benefit of $9.2 million from continuing operations, income tax expense of $7.5 million within income from discontinued operations, and income tax expense of $0.2 million within other comprehensive income (loss) on the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019.
Our net tax benefit for the year ended December 31, 2019 prior to the application of the intraperiod allocation guidance was $1.5 million. This tax benefit arose from the reversal of deferred tax liabilities recorded on our Consolidated Balance Sheets as of December 31, 2018 that were associated with indefinite-lived intangible assets that were sold as part of the Commercial Product Portfolio Transaction. The intraperiod allocation is not applicable for the year ended December 31, 2020 as a result of the early adoption of ASU 2019-12. Our $0.1 million tax benefit for the year ended December 31, 2020 is primarily related to state income taxes.
Liquidity and Capital Resources
We believe that our $180.0 million in aggregate cash, cash equivalents, and marketable securities as of December 31, 2020 is sufficient to fund our current and planned operations for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements and/or notes thereto.
Net Cash Used In Operating Activities
Net cash used in operating activities was $121.6 million for the year ended December 31, 2020, as compared to $134.6 million for the year ended December 31, 2019. This decrease in net cash used in operating activities was primarily related to improvements in working capital during the year ended December 31, 2020 as a result of no longer being a commercial stage entity after the Commercial Product Portfolio Transaction.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $18.1 million for the year ended December 31, 2020, as compared to $32.0 million for the year ended December 31, 2019.
Cash provided by investing activities primarily relates to proceeds of $109.0 million from our investments and proceeds of $4.0 million from the sale of our equity holdings. These cash receipts were partially offset by $89.4 million of purchased investments and $5.5 million of equipment purchases.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $85.2 million for the year ended December 31, 2020, as compared to $9.6 million for the year ended December 31, 2019.
Cash provided by financing activities during the year ended December 31, 2020 relates to $69.7 million of proceeds from our public offering, net of offering expenses, $14.9 million of proceeds received from common shares sold pursuant to an at-the-market-issuance sales agreement, and $0.7 million of proceeds from employee shares purchased under our employee stock purchase plan.
Sale of Common Stock Under ATM Agreements
On April 5, 2019, we entered into a new collective at-market-issuance (“ATM”) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”), pursuant to which we may offer and sell shares of our common stock by any method deemed to be an “at the market” offering (the “ATM Offering”). From April 5, 2019 to March 2, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus filed with our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019, which registered an aggregate offering price of $150 million under the April 2019 ATM Agreement. From May 8, 2020 to June 30, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus (the “Initial Sales Agreement Prospectus”) filed with our shelf registration statement on Form S-3, filed with the SEC on March 20, 2020, as amended by Pre-Effective Amendment No. 1 thereto, and declared effective by the SEC on May 8, 2020 (the “Registration Statement”), which registered an aggregate offering price of up to $75 million under the April 2019 ATM Agreement. On July 29, 2020, we terminated the Initial Sales Agreement Prospectus, but left the April 2019 ATM Agreement in full force and effect. On November 6, 2020, we filed a new sales agreement prospectus to the Registration Statement, which registered an aggregate offering price of up to $60 million under the April 2019 ATM Agreement.
We sold and issued common shares under the April 2019 ATM Agreement as follows:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2019	221,529	$1,814
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2020	3,950,398	$14,902

Impact of COVID-19 Pandemic
On March 11, 2020, COVID-19 was declared a pandemic by the World Health Organization. Concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations. On October 26, 2020, we announced that the FDA had deferred action on the BLA for ROLONTIS due to the inability to conduct an inspection of our third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021 (See Item 1A: “Risk Factors” for additional details).

Proceeds From the Commercial Product Portfolio Transaction
In March 2019, we completed the sale of our Commercial Product Portfolio to Acrotech. Upon the closing of the Commercial Product Portfolio Transaction, we received $158.8 million in an upfront cash payment. We are also entitled to receive up to an aggregate of $140 million upon Acrotech's achievement of certain regulatory and sales-based milestones relating to the Commercial Product Portfolio.
Critical Accounting Policies and Estimates
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
Commercial Rebates: Commercial rebates are based on (i) our estimates of end-user purchases through a group GPO, (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us.
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
Property and Equipment, Net

Our property and equipment, net is stated at historical cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset group. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows or other methods such as orderly liquidation value based on assumptions of asset class and observed market data. An orderly liquidation value is the amount that could be realized upon liquidation, given a sufficient amount of time to find a purchaser for a sale of assets in their existing condition and location, as of a specific date, and assuming the sale is to market participants who can utilize such assets in their highest and best use. The orderly liquidation values are applied against the carrying values of the assets and the impairment loss is measured as the difference between the liquidation value and the carrying value of the assets.
During the fourth quarter of 2020, we determined that we would no longer proceed with the technology transfer and validation of a second manufacturing source for ROLONTIS and communicated this decision to the second source manufacturer. We had invested significant capital to prepare this facility for production. Given the decision to discontinue this work, we determined that the value of certain ROLONTIS production equipment had a carrying amount in excess of the anticipated recoverable value as there would be no future cash flows from these assets other than through the sale of this equipment. We determined the fair value of these assets under an orderly liquidation value method and recorded an impairment of $19.7 million to our carrying value for this equipment, which was recorded as research and development expense. In connection with this decision, we additionally wrote off $8.5 million in prepaid costs related to future manufacturing activities that would no longer be taking place as research and development expense.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and to expense such capitalized implementation costs over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. On January 1, 2021, we adopted this standard on a prospective basis for applicable implementation costs, which did not have a material impact on our consolidated financial statements.
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
Research and Development Costs
Our research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, benefits, and other staff-related costs including associated stock-based compensation, laboratory supplies, clinical trial and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of activities and the invoices received from its external service providers. We adjust our accruals as actual costs become known. Where contingent milestone payments are due to third parties under research and development or license agreements, the milestone payment obligations are expensed when the clinical or regulatory milestone results are achieved.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

Date:	March 31, 2021	By:	/s/ JOSEPH W. TURGEON
Joseph W. Turgeon
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ JOSEPH W. TURGEON	President, Chief Executive Officer and Director	March 31, 2021
Joseph W. Turgeon

/s/ KURT A. GUSTAFSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Kurt A. Gustafson

/s/ WILLIAM L. ASHTON	Chairman of the Board	March 31, 2021
William L. Ashton

/s/ DOLATRAI M. VYAS, PH.D.	Director	March 31, 2021
Dolatrai M. Vyas, Ph.D.

/s/ BERNICE R. WELLES, M.D., M.B.A.	Director	March 31, 2021
Bernice R. Welles, M.D., M.B.A.

/s/ NORA E. BRENNAN	Director	March 31, 2021
Nora E. Brennan

/s/ SETH H.Z. FISCHER	Director	March 31, 2021
Seth H.Z. Fischer

/s/ JEFFREY L. VACIRCA, M.D., F.A.C.P.	Director	March 31, 2021
Jeffrey L. Vacirca, M.D., F.A.C.P.

Item 8. Financial Statements And Supplementary Data
Spectrum Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Spectrum Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Property and equipment, net - Refer to Notes 2(vi) and 4(d) to the financial statements

Critical Audit Matter Description

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset group. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows or other methods such as orderly liquidation value based on assumptions of asset class and observed market data. An orderly liquidation value is the amount that could be realized upon liquidation, given a sufficient amount of time to find a purchaser for a sale of assets in their existing condition and location, as of a specific date, and assuming the sale is to market participants who can utilize such assets in their highest and best use. The orderly liquidation values are applied against the carrying values of the assets and the impairment loss is measured as the difference between the liquidation value and the carrying value of the assets. During the year ended December 31, 2020, the Company determined that the value of certain ROLONTIS production equipment had a carrying amount in excess of the anticipated recoverable value as there would be no future cash flows from these assets other than through the sale of this equipment, accordingly an impairment loss of $19.7 million was recognized on the ROLONTIS production equipment. As of December 31, 2020, property and equipment, net is $3.6 million.

We identified the valuation of the ROLONTIS production equipment as a critical audit matter because there are significant judgments made by management when determining the fair value of the ROLONTIS production equipment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions related to asset category selection, adjustments to observed market data, and orderly liquidation values.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimate of orderly liquidation values included the following, among others:

• With the assistance of our fair value specialists, we evaluated the appropriateness of management’s valuation methodology and the reasonableness of the key assumptions by:

◦testing the source information underlying the determination of the asset category selection and adjustments to observed market data; and

◦developing independent estimates of the fair value, for a sample of assets, and comparing our estimates to management’s estimates of the orderly liquidation value.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 31, 2021

We have served as the Company's auditor since 2014.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$46,009	$64,418
Marketable securities	134,016	159,455
Accounts receivable, net	67	441
Other receivables	2,394	9,558
Prepaid expenses and other current assets	4,161	10,148
Total current assets	186,647	244,020
Property and equipment, net	3,577	11,607
Facility and equipment under lease	2,247	3,806
Other assets	4,327	4,000
Total assets	$196,798	$263,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$43,771	$54,284
Accrued payroll and benefits	9,375	7,686
Total current liabilities	53,146	61,970
Other long-term liabilities	9,409	11,070
Total liabilities	62,555	73,040
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 146,083,110 and 113,299,612 issued and outstanding at December 31, 2020 and 2019, respectively	146	113
Additional paid-in capital	1,021,221	918,205
Accumulated other comprehensive loss	(1,829)	(3,498)
Accumulated deficit	(885,295)	(724,427)
Total stockholders’ equity	134,243	190,393
Total liabilities and stockholders’ equity	$196,798	$263,433
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenues	$—	$—
Operating costs and expenses:
Selling, general and administrative	60,357	61,373
Research and development	109,377	79,325
Total operating costs and expenses	169,734	140,698
Loss from continuing operations before other income (expense) and income taxes	(169,734)	(140,698)
Other income (expense):
Interest income, net	1,342	4,996
Other expense, net	(2,940)	(8,892)
Total other expense	(1,598)	(3,896)
Loss from continuing operations before income taxes	(171,332)	(144,594)
Benefit for income taxes from continuing operations	60	9,208
Loss from continuing operations	$(171,272)	$(135,386)
Income from discontinued operations, net of income taxes	10,404	22,697
Net loss	$(160,868)	$(112,689)

Basic and diluted loss per share:
Loss per common share from continuing operations	$(1.38)	$(1.22)
Income per common share from discontinued operations	$0.08	$0.21
Net loss per common share, basic and diluted	$(1.29)	$(1.02)
Weighted average shares outstanding, basic and diluted	124,386,545	110,585,768
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(160,868)	$(112,689)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	303	622
Foreign currency translation adjustments	1,366	(418)
Other comprehensive income	1,669	204
Total comprehensive loss	$(159,199)	$(112,485)
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	110,525,141	$110	$886,740	$(3,702)	$(611,738)	$271,410
Net loss	—	—	—	—	(112,689)	(112,689)
Other comprehensive income, net	—	—	—	204	—	204
Recognition of stock-based compensation expense	—	—	20,416	—	—	20,416
Issuance of common stock to 401(k) plan for employees	225,780	—	1,422	—	—	1,422
Issuance of common stock for employee stock purchase plan	131,966	—	663	—	—	663
Issuance of common stock upon exercise of stock options	1,121,403	2	7,147	—	—	7,149
Restricted stock award grants, net of forfeitures	830,033	1	—	—	—	1
Issuance of common stock upon vesting of restricted stock units	243,760	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement	221,529	—	1,817	—	—	1,817
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393
Net loss	—	—	—	—	(160,868)	(160,868)
Other comprehensive income, net	—	—	—	1,669	—	1,669
Recognition of stock-based compensation expense	—	—	17,554	—	—	17,554
Issuance of common stock from public offering	24,916,667	25	69,640	—	—	69,665
Issuance of common shares under an at-the-market sales agreement	3,950,398	4	14,898	—	—	14,902
Issuance of common stock to 401(k) plan for employees	96,959	—	265	—	—	265
Issuance of common stock for employee stock purchase plan	225,310	—	650	—	—	650
Issuance of common stock upon exercise of stock options	3,542	—	13	—	—	13
Restricted stock award grants, net of forfeitures	3,589,761	4	(4)	—	—	—
Issuance of common stock upon vesting of restricted stock units	861	—	—	—	—	—
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Loss from continuing operations	(171,272)	(135,386)
Income from discontinued operations, net of income taxes	10,404	22,697
Net loss	(160,868)	(112,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	1,620
Stock-based compensation	17,819	21,838
Impairment of second source manufacturer	28,197	—
Recognized gain on Commercial Product Portfolio Transaction	—	(34,568)
Non-cash lease expense	1,540	1,715
Accretion (amortization) of premium (discount) on debt securities	220	(431)
Realized gain on mutual funds	(232)	—
Income tax recognition on unrealized gain on available-for-sale securities	—	(205)
Realized gain on sale of equity holdings	(1,408)	(2,674)
Unrealized loss on equity holdings	4,487	12,665
Unrealized loss (gain) from transactions denominated in foreign currency	495	(6)
Change in deferred tax liabilities	—	(1,469)
Change in fair value of contingent consideration	—	1,478
Bad debt expense (recovery)	389	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	—	29,420
Other receivables	7,165	(5,871)
Inventories	—	(2,037)
Prepaid expenses and other current assets	1,159	(2,473)
Other assets	(317)	(1,188)
Accounts payable and other accrued liabilities	(22,053)	(35,769)
Accrued payroll and benefits	1,689	(2,168)
FOLOTYN development liability	—	(4)
Contract liabilities	—	(4,850)
Other long-term liabilities	(172)	3,047
Net cash used in operating activities	(121,629)	(134,631)
Cash Flows From Investing Activities:
Proceeds from Commercial Product Portfolio Transaction	—	158,571
Proceeds from maturities of investments	109,035	77,475
Proceeds from sale of equity holdings	3,954	5,074
Purchases of investments	(89,382)	(200,160)
Purchases of property and equipment, net	(5,535)	(9,018)
Proceeds from sale of property and equipment, net	—	50
Net cash provided by investing activities	18,072	31,992
Cash Flows From Financing Activities:
Proceeds from offering, net of offering expenses	69,665	—
Proceeds from sale of common stock under an at-the-market sales agreement, net	14,902	1,817
Proceeds from employees for exercises of stock options	13	7,147
Proceeds from sale of stock under our employee stock purchase plan	650	663
Net cash provided by financing activities	85,230	9,627
Effect of exchange rates on cash and cash equivalents	(82)	(50)
Net decrease in cash and cash equivalents	(18,409)	(93,062)
Cash and cash equivalents — beginning of year	64,418	157,480
Cash and cash equivalents — end of year	$46,009	$64,418
Supplemental Disclosure of Cash Flow Information:
Cash paid for facility and equipment under operating leases	$2,401	$1,835
Cash paid for income taxes	$14	$38
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities	$10,066	$2,760

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharmaceutical company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management. We continue to build out our commercial and marketing capabilities to prepare for the launch of ROLONTIS.
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which is under review by the U.S. Food and Drug Administration (the “FDA”). On October 26, 2020, the Company announced that the FDA had deferred action on the Biologics License Application (“BLA”) for ROLONTIS due to the inability to conduct an inspection of our third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. A New Drug Application (“NDA”) based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutation is expected to be filed with the FDA in 2021; and
•Anti-CD20-IFNα, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma patients.
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
Discontinued Operations - Sale of our Commercial Product Portfolio
On March 1, 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment. We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the years ended December 31, 2020 and 2019, all of our revenue and operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Consolidated Statements of Operations).
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

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
(iii) Marketable Securities
Marketable securities consist of our holdings in mutual funds, bank CDs, government-related debt securities, and corporate debt securities. Since we classify these investments as “available-for-sale” any (1) realized gains (losses) or (2) unrealized gains (losses) on these securities are respectively recognized in (1) “other income (expense), net” on the accompanying Consolidated Statements of Operations, or (2) depending on the nature of the marketable securities recognized in “accumulated other comprehensive loss” as a separate component of stockholder’s equity on the accompanying Consolidated Statements of Stockholders’ Equity, or in “other income (expense), net” on the accompanying Consolidated Statements of Operations. We classify our equity securities within marketable securities as well, with any gains or losses recorded within “other income (expense), net” within the Consolidated Statements of Operations.
(iv) Accounts Receivable, Net
Our accounts receivable, net of allowance for credit losses, are derived from our product sales and license fees, and do not bear interest. The allowance for credit losses is management’s best estimate of the amount of expected credit losses in our existing accounts receivable and any anticipated discounts. The allowance for credit losses is adjusted each period through

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

earnings to reflect expected credit losses over the remaining life of the asset. Account balances are written off against the allowance after appropriate collection efforts are exhausted.
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13 ("ASU 2016-13") "Financial
Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This new ASU replaces the existing incurred loss impairment model with a current expected credit loss model (“CECL”), which requires the use of forward-looking information to calculate credit loss estimates. The new CECL model requires recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired, in which the expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASU 2016-13 as of January 1, 2020, which did not have a material effect on our accompany Consolidated Financial Statements.
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
Manufacturing costs of drug products that are pending FDA approval during clinical development and trials, and at-risk inventory build in anticipation of commercialization, are exclusively recognized through “research and development” expense on the accompanying Consolidated Statements of Operations.
(vi) Property and Equipment, Net

Our property and equipment, net, is stated at historical cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of long-lived assets (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset group. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows or other methods such as orderly liquidation value based on assumptions of asset class and observed market data. An orderly liquidation value is the amount that could be realized upon liquidation, given a sufficient amount of time to find a purchaser for a sale of assets in their existing condition and location, as of a specific date, and assuming the sale is to market participants who can utilize such assets in their highest and best use. The orderly liquidation values are applied against the carrying values of the assets and the impairment loss is measured as the difference between the liquidation value and the carrying value of the assets.
See Note 4(d) for further discussion about an impairment that occurred during the fourth quarter of 2020.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and to expense such capitalized implementation costs over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. On January 1, 2021, we adopted this standard on a prospective basis for applicable implementation costs, which did not have a material impact on our consolidated financial statements.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit for income taxes from continuing operations” within the Consolidated Statements of Operations for the period in which we received the notice.
(x) Research and Development Expenses
Our research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, benefits, and other staff-related costs including associated stock-based compensation, laboratory supplies, clinical trial and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of activities and the invoices received from its external service providers. We adjust our accruals as actual costs become known. Where contingent milestone payments are due to third parties under research and development or license agreements, the milestone payment obligations are expensed when the clinical or regulatory milestone results are achieved.
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
NOTE 3. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$40,560	$—	$—	$40,560
Equity securities	24,946	—	—	24,946
Government-related debt securities	92,928	—	—	92,928
Corporate debt securities	—	8,848	—	8,848
Mutual funds	5,573	9	—	5,582
Bank CDs	—	1,721	—	1,721
Key employee life insurance, cash surrender value(1)	—	3,963	—	3,963
	$164,007	$14,541	$—	$178,548
Liabilities:
Deferred executive compensation liability(2)	$—	$9,783	$—	$9,783
	$—	$9,783	$—	$9,783
 (1)Included within other assets on our Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.
(2)Included $1.3 million within accounts payable and other accrued liabilities and $8.5 million within other long-term liabilities on our Consolidated Balance Sheets. The amounts are based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.

	December 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$54,199	$—	$—	$54,199
Equity securities	31,047	—	—	31,047
Government-related debt securities	47,636	14,990	—	62,626
Corporate debt securities	—	58,248	—	58,248
Mutual funds	5,158	11	—	5,169
Bank CDs	—	7,376	—	7,376
Key employee life insurance, cash surrender value(1)	—	3,547	—	3,547
	$138,040	$84,172	$—	$222,212
Liabilities:
Deferred executive compensation liability(2)	$—	$8,746	$—	$8,746
	$—	$8,746	$—	$8,746

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

 (1)Included within other assets on our Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.
(2)Included $0.1 million within accounts payable and other accrued liabilities and $8.6 million within other long-term liabilities on our Consolidated Balance Sheets. The amounts are based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.
We did not have any transfers between “Level 1” and “Level 2” measurement categories for any periods presented.
    Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable and other accrued liabilities approximate their fair values due to their short-term nature of settlement.
NOTE 4. BALANCE SHEET ACCOUNT DETAIL
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

The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of December 31, 2020, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Historical or Amortized Cost	Foreign Currency Translation	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash equivalents	Marketable Securities

December 31, 2020
Money market funds	$40,560	$—	$—	$—	$40,560	$40,560	$—
Equity securities(1)	3,764	(1,546)	22,728	—	24,946	—	24,946
Government-related debt securities	92,881	—	47	—	92,928	—	92,928
Corporate debt securities	8,846	—	2	—	8,848	—	8,848
Mutual funds	4,497	—	1,076	—	5,573	—	5,573
Bank CDs	1,715	—	6	—	1,721	—	1,721
Bank deposits	5,449	—	—	—	5,449	5,449	—
Total cash and cash equivalents and marketable securities	$157,712	$(1,546)	$23,859	$—	$180,025	$46,009	$134,016
December 31, 2019
Money market funds	$54,199	$—	$—	$—	$54,199	$54,199	$—
Equity securities	6,310	(2,477)	27,214	—	31,047	—	31,047
Government-related debt securities	62,617	—	19	(10)	62,626	—	62,626
Corporate debt securities	58,235	—	38	(25)	58,248	5,000	53,248
Mutual funds	4,375	—	783	—	5,158	—	5,158
Bank CDs	7,354	—	22	—	7,376	—	7,376
Bank deposits	5,219	—	—	—	5,219	5,219	—
Total cash and cash equivalents and marketable securities	$198,309	$(2,477)	$28,076	$(35)	$223,873	$64,418	$159,455

 (1)Our aggregate equity holdings consist of 8.5 million common shares of CASI, a publicly-traded biopharmaceutical company (NASDAQ: CASI) as of December 31, 2020 represented less than 10.0% ownership with a fair market value of 24.9 million. During 2020, we completed the sale of 1.6 million common shares and recognized a $1.4 million gain within “other expense, net” within the accompanying Consolidated Statements of Operations for the year ended December 31, 2020.
(b) Other Receivables

“Other receivables” consists of the following:

	December 31,
	2020	2019
Insurance receivable	5	4,015
CASI receivables	—	2,393
Other miscellaneous receivables	896	1,490
Income tax receivable - current portion	1,297	973
Interest receivable from marketable securities	196	561
Reimbursements for incurred research and development expenses	—	126
Other receivables	$2,394	$9,558

(c) Prepaid Expenses and Other Current Assets

“Prepaid expenses and other current assets” consists of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2020	2019
Vendor deposits(1)	1,996	8,740
Prepaid insurance	$2,165	$1,408
Prepaid expenses and other current assets	$4,161	$10,148

 (1)The decrease in vendor deposits relates to $8.5 million of cancelled manufacturing work at our second source contract manufacturer for ROLONTIS. See Note 4(d) for further discussion.
(d) Property and Equipment, net
“Property and equipment, net” consists of the following:

	December 31,
	2020	2019
Manufacturing equipment	$3,245	$10,355
Computer hardware and software	1,680	3,606
Laboratory equipment	5	36
Office furniture	248	248
Leasehold improvements	1,267	3,374
Property and equipment, at cost	6,445	17,619
(Less): Accumulated depreciation	(2,868)	(6,012)
Property and equipment, net	$3,577	$11,607
Manufacturing equipment is comprised of our owned ROLONTIS production equipment on location at our contract manufacturer. This equipment has alternative future use for the general production of various biologic agents. Accordingly, we have capitalized these purchases. The majority of this manufacturing equipment was not in use and therefore not being depreciated as of December 31, 2019. Depreciation expense of $0.3 million and $0.4 million, respectively, is included within the accompanying Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.
During the fourth quarter of 2020, we determined that we would no longer proceed with the technology transfer and validation of a second manufacturing source for ROLONTIS and communicated this decision to the second source manufacturer. We had invested significant capital to prepare this facility for production. Due to the decision to halt this work, we determined that the value of certain ROLONTIS production equipment had a carrying amount in excess of the anticipated recoverable value as there would be no future cash flows from these assets other than through the sale of this equipment. We determined the fair value of these assets under an orderly liquidation value method (see Note 2(vi)), and based on the valuation performed we recorded an impairment of $19.7 million to our carrying value for this equipment, which was recorded as research and development expense. Fair value was based on observable market data (Level 2). Due to the specialized nature of this production equipment, adjustments to observable market data were applied (Level 3). In connection with this decision, we additionally wrote off $8.5 million in prepaid costs related to future manufacturing activities that would no longer be taking place as research and development expense.
(e) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2020	2019
Trade accounts payable and other	$34,385	$32,012
Lease liability - current portion	1,544	1,683
Accrued commercial/Medicaid rebates	1,624	2,925
Accrued product royalty due to licensors	—	66
Allowance for product returns	4,299	4,714
Accrued data and distribution fees	768	768
Accrued GPO administrative fees	6	6
Accrued inventory management fees	168	364
Allowance for government chargebacks	977	11,746
Accounts payable and other accrued liabilities	$43,771	$54,284

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Consolidated Balance Sheets for our categories of GTN estimates were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory, and GPO Administrative Fees	Product Return Allowances
Balance as of December 31, 2018	$22,952	$3,932	$5,171
Add: GTN accruals recorded for product sales	7,702	1,209	167
(Less): Payments made and credits against GTN accruals	(15,983)	(4,003)	(624)
Balance as of December 31, 2019	14,671	1,138	4,714
Add: GTN accruals recorded for product sales	—	—	—
(Less): Payments made and credits against GTN accruals (see Note 9)	(12,070)	(196)	(415)
Balance as of December 31, 2020	$2,601	$942	$4,299
.

NOTE 5. STOCK-BASED COMPENSATION
2018 Long-Term Incentive Plan
We have one active stockholder-approved stock-based compensation plan, the 2018 Long-Term Incentive Plan (the “2018 Plan”). In June 2018, the 2018 Plan replaced our former 2009 Incentive Award Plan (the “2009 Plan”). Under the 2018 Plan, we may grant restricted stock awards and units, incentive and non-qualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants, and members of our Board of Directors. Stock-based awards generally vest one-third on the first anniversary of the date of grant, and in equal annual installments thereafter over the remaining two year vesting period. Stock options must generally be exercised, if at all, no later than 10 years from the date of grant. In the event of a change in control, all award types with the exception of performance unit awards, will vest in full effective immediately prior to the consummation of the change in control. For performance unit awards, if a change in control occurs prior to the end date and the participant remains employed prior to the change in control, the shares vest based on the achievement of the performance goals as of the date of which the change in control occurs.
The stated maximum availability of common stock under the 2018 Plan is 18 million shares, except for additional availability provided on a one-for-one basis for awards formerly issued under the 2009 Plan that are terminated, forfeited, cancelled or expire unexercised. Awards issued under the 2018 Plan reduce share availability on a one-to-one basis for stock options and on a 1.5-to-one basis for restricted stock awards and restricted stock units. Accordingly, as of December 31, 2020, 8.2 million awards were available for grant under the 2018 Plan, assuming all were issued in the form of stock options, but would be reduced to 5.5 million awards available for grant if all were issued in the form of restricted stock.

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
As of December 31, 2020, a total of 8.5 million shares of common stock are authorized and remain available for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.
Stock-Based Compensation Expense Summary
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Consolidated Statements of Operations within “total operating costs and expenses” for the years ended December 31, 2020 and 2019, as follows:

	Year Ended December 31,
	2020	2019
Selling, general and administrative	$13,127	$14,118
Research and development	4,692	4,316
Total stock-based compensation	$17,819	$18,434
Employee stock-based compensation expense for the years ended December 31, 2020 and 2019 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 15% and 16% for the years ended December 31, 2020 and 2019, respectively.
Valuation Assumptions
The grant-date fair value per share for restricted stock awards was based upon the closing market price of our common stock on the award grant-date.
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2020	2019
Expected option life (in years)(a)	5.46	5.34
Risk-free interest rate(b)	0.34% - 1.61%	1.47% - 2.49%
Volatility(c)	74.5% - 81.4%	61.6% - 76.1%
Dividend yield(d)	0%	0%
Weighted-average grant-date fair value per stock option	$1.63	$5.85
(a)Determined by the historical stock option exercise behavior of our employees (maximum term is 10 years).
(b) Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).
(c)Measured using our historical stock price for a period equal to stock options’ expected term.
(d)We do not expect to declare any cash dividends in the foreseeable future.

Stock Option Activity
Stock option activity during the years ended December 31, 2020 and 2019 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2018	6,843,585	$8.98
Granted	1,113,081	10.54
Exercised	(1,121,403)	6.38		$2,919	(1)
Forfeited	(172,074)	9.84
Expired	(223,253)	11.09
Outstanding — December 31, 2019	6,439,936	9.61
Granted	2,032,000	2.34
Exercised	(3,542)	3.70		$708	(1)
Forfeited	(170,187)	8.29
Expired	(641,584)	8.55
Outstanding — December 31, 2020	7,656,623	$7.80	6.33	$2,184	(2)
Vested (exercisable) — December 31, 2020	5,221,749	$8.65	5.19	$503	(2)
Unvested (unexercisable) — December 31, 2020	2,434,874	$5.98	8.75	$1,397	(2)

(1)Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)Represents the total difference between our closing stock price on the last trading day of 2020 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2020. The amount of intrinsic value will change based on the fair market value of our stock.
The following table summarizes information with respect to stock option grants as of December 31, 2020:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.47 - 4.96	2,004,807	9.2	$2.36	426,557	$2.30
$4.97 - 6.91	1,953,056	5.33	6.00	1,899,501	6.00
$6.92 - 9.00	1,628,613	3.88	7.86	1,482,404	7.81
$9.01 - 12.00	968,289	6.59	11.15	566,565	11.02
$12.01 - 22.64	1,101,858	6.26	17.89	846,722	17.70
	7,656,623	6.33	$7.80	5,221,749	$8.65
As of December 31, 2020, there was unrecognized compensation expense of $4.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 1.8 years.
Restricted Stock Award Activity
A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested — December 31, 2018	1,802,130	$12.75
Granted	1,091,353	10.50
Vested	(972,404)	11.70
Forfeited	(261,320)	11.48
Unvested — December 31, 2019	1,659,759	11.67
Granted	4,026,518	2.68
Vested	(753,475)	11.23
Forfeited	(436,757)	6.03
Unvested — December 31, 2020	4,496,045	$4.29

For the years ended December 31, 2020 and 2019, we recorded stock-based compensation expense on our issued restricted share awards of $9.4 million and $9.2 million, respectively. As of December 31, 2020, there was approximately $12.3 million of unrecorded expense that will be recognized over an estimated weighted average period of 1.9 years. These unvested shares are included in our reported issued and outstanding common stock as of December 31, 2020.
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Number of Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding — December 31, 2018	255,214	$17.91
Granted	257,585	12.87
Market-based achievement adjustment at vesting	116,880	6.49
Share issuance	(243,760)	7.04
Outstanding — December 31, 2019	385,919	18.00
Granted	6,800	2.36
Market-based achievement adjustment at vesting	(128,334)	—
Share issuance	(861)	10.69
Outstanding — December 31, 2020	263,524	$26.39

For the years ended December 31, 2020 and 2019, we recorded stock-based compensation expense on our issued restricted stock units of $1.1 million and $3.0 million, respectively. As of December 31, 2020, there was approximately $1.1 million of unrecorded expense that will be recognized over an estimated weighted average period of 1 year.
Stock Appreciation Rights
Starting in 2020, we granted 1,650,000 stock appreciation rights (“SARs”) to our Named Executive Officers. On the date of grant, the fair value of these SARs were estimated using the Black-Scholes option-pricing model and 25% immediately vested. There were no forfeitures made during the year. We recognized stock-based compensation expense of $1.5 million and $0, respectively, within our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019. As of December 31, 2020, there was approximately $1.1 million of unrecorded expense that will be recognized over an estimated weighted average period of 2.3 years.
401(k) Plan – Stock Matching Contribution
During the year ended December 31, 2020 and 2019, respectively, we issued 96,959 and 225,780 common shares related to 401(k) plan matching, and recorded stock-based compensation expense of $0.3 million and $1.3 million, respectively. Beginning in March 2020, we made the decision to match our employees’ annual 401(k) contributions with cash rather than stock moving forward. As a result of this change, the shares issued to participants 401(k) accounts were substantially lower in the current year period compared to prior year periods.
NOTE 6. STOCKHOLDERS’ EQUITY
Authorized Stock
In June 2018, our stockholders approved an amendment and restatement of our Certificate of Incorporation to reflect an increase in the number of authorized shares of our common stock from 175 million shares to 300 million shares. In addition to the increase in the authorized number of shares of common stock, the amendment eliminates designated series of preferred stock that are obsolete and are no longer outstanding or issuable, including Series B Junior Participating Preferred Stock and Series E Convertible Voting Preferred Stock. As of December 31, 2020, we had five million shares of preferred stock authorized and no shares of preferred stock outstanding.
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

On March 27, 2018, we entered into a Second Amendment to Rights Agreement which had the effect of suspending the Stockholders Rights Agreement as of March 30, 2018. On December 13, 2020, the Stockholder Rights Agreement expired under its terms.
Common Stock Issuable Upon Exercise of Stock Options and Vesting of Restricted Stock Units
As of December 31, 2020, (i) 5.2 million shares of our common stock are issuable upon the exercise of outstanding stock options (regardless of whether in or out-of-the-money) and (ii) 0.5 million shares of our common stock are issuable if the maximum market conditions of our outstanding restricted stock unit agreements are met.
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

Sale of Common Stock Under ATM Agreements

On April 5, 2019, we entered into a new collective at-market-issuance (“ATM”) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”), pursuant to which we may offer and sell shares of our common stock by any method deemed to be an “at the market” offering (the “ATM Offering”). From April 5, 2019 to March 2, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus filed with our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019, which registered an aggregate offering price of $150 million under the April 2019 ATM Agreement. From May 8, 2020 to June 30, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus (the “Initial Sales Agreement Prospectus”) filed with our shelf registration statement on Form S-3, filed with the SEC on March 20, 2020, as amended by Pre-Effective Amendment No. 1 thereto, and declared effective by the SEC on May 8, 2020 (the “Registration Statement”), which registered an aggregate offering price of up to $75 million under the April 2019 ATM Agreement. On July 29, 2020, we terminated the Initial Sales Agreement Prospectus, but left the April 2019 ATM Agreement in full force and effect. On November 6, 2020, we filed a new sales agreement prospectus to the Registration Statement, which registered an aggregate offering price of up to $60 million under the April 2019 ATM Agreement.

We sold and issued common shares under the April 2019 ATM Agreement as follows:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2019	221,529	$1,814
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2020	3,950,398	$14,902

These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of these drugs (including the hiring of personnel, building inventory supply and equipment purchases), completing acquisitions of assets, businesses, or securities, and for all other working capital purposes.
NOTE 7. FINANCIAL COMMITMENTS & CONTINGENCIES AND KEY LICENSE AGREEMENTS
(a) Facility and Equipment Leases

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from one year to three years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.

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

Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of December 31, 2020 and 2019, we had no sublease arrangements with us as lessor, and no finance leases as defined in Topic 842.
This reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). Upon adoption, we recorded $4.2 million to our January 1, 2019 balance sheet for both (i) our right-of-use (“ROU”) asset within “facility and equipment under lease” and (ii) our lease liability within “accounts payable and other accrued liabilities” and “other long-term liabilities.” The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the year ended December 31, 2020, we recognized no additional ROU assets in exchange for lease liabilities. During the year ended December 31, 2019, we recognized $5.3 million of ROU assets in exchange for $5.3 million of lease liabilities.

We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes these lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets:

Operating Leases	Consolidated Balance Sheet Caption	December 31, 2020	December 31, 2019
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$2,247	$3,806

Operating lease liabilities - current	Accounts payable and other accrued liabilities	$1,544	$1,683
Operating lease liabilities - non-current	Other long-term liabilities	883	2,372
Total lease liabilities		$2,427	$4,055

As of December 31, 2020 and December 31, 2019, our “facility and equipment under lease” consisted of office and research facilities of $1.9 million and $3.4 million, respectively, and office equipment of $0.3 million and $0.4 million, respectively.
Components of Lease Expense
    We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$1,865	$1,660
Variable lease cost	411	470
Short-term lease cost	61	77
Total lease cost	$2,337	$2,207

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of December 31, 2020	1.6 years	7.8%
Operating leases as of December 31, 2019	2.5 years	7.8%

Future Contractual Lease Payments

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	December 31, 2020
2021	$1,670
2022	828
2023	87
2024	—
2025	—
Total future lease payments, undiscounted	$2,585
(Less): Implied interest	(158)
Present value of operating lease payments	$2,427

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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Accordingly, these Consolidated Financial Statements reflect the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations”. The most significant remaining agreements associated with our continuing operations are listed below, along with the key financial terms and our corresponding accounting and reporting conventions for each:
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
In January 2016, the first patient was dosed with ROLONTIS in a clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we issued 318,750 shares of our common stock to Hanmi. We are responsible for regulatory milestone payments to Hanmi of $10 million upon approval of ROLONTIS, and sales milestone payments of up to $120 million per calendar year based on our annual net sales of ROLONTIS.
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
In April 2018, we executed an exclusive patent and technology agreement for the use of poziotinib in treating patients with EGFR and HER2 exon 20 mutations in cancer and HER2 exon 19 mutations in cancer with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). MD Anderson discovered poziotinib’s use in treating these patient-types. We made an upfront payment to MD Anderson of $0.5 million upon the execution of this agreement.
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
(iv) In-License Agreement with Therapyx

In December 2020, we executed an asset transfer and license agreement with Therapyx, Inc. (“Therapyx”) for an exclusive worldwide license for the intellectual property related to any pharmaceutical or biological product for use in human oncology containing, whether as its sole active or in combination with other active ingredients, an encapsulated IL-12, in any injectable dosage form or formulation.

We made an upfront payment of $0.8 million to Therapyx upon contract execution, which was recorded to “research and development” expense within our accompanying Consolidated Statements of Operations for the year ended December 31, 2020. We will make an additional upfront payment of $2.2 million upon our acceptance of certain transferred materials from Therapyx. We will make further payments to Therapyx upon our achievement of various (i) regulatory milestones aggregating up to $30 million for the first approved IL-12 product, plus an additional $2.5 million milestone payment for each new indication approved for each product in the U.S., Europe, or Japan; and (ii) sales milestones aggregating up to $167.5 million based on worldwide annual net sales. We are contractually obligated to pay royalties in the mid-single digits on our net sales of all IL-12 products, potentially reduced by royalties due to third parties, the loss of IP protection within one or more countries, or the introduction of a competing product within one or more countries.
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
(c) Service Agreements for Research and Development Activities
We have entered into various contracts with numerous third-party service providers for the execution of our research and development initiatives. These vendors include raw material suppliers, clinical trial sites, clinical research organizations, and data monitoring centers, among others. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on the achievement of certain events specified in the agreements - such as contract execution, progress of service completion, delivery of drug supply, and the dosing of patients in clinical studies.
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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals and may make additional discretionary contributions. At December 31, 2020 and December 31, 2019, the aggregate value of this DC Plan liability was $9.8 and $8.7 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Consolidated Balance Sheets.
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

NOTE 8. INCOME TAXES

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The components of loss before benefit for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2020	2019
United States	$(173,398)	$(139,682)
Foreign	2,066	(4,912)
Total	$(171,332)	$(144,594)

The benefit for income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2020	2019
Current:
Federal	$—	$(6,584)
State	(76)	(1,166)
Foreign	16	11
	$(60)	$(7,739)
Deferred:
Federal	—	(781)
State	—	(688)
	—	(1,469)
Total income tax benefit	$(60)	$(9,208)
For the fiscal years ended December 31, 2020 and 2019, we generated losses from continuing operations and recognized income from other financial statement categories such as “income from discontinued operations” and “other comprehensive income (loss)”. Prior to the early adoption of ASU 2019-12, the intraperiod tax allocation guidance required that we allocate income taxes between continuing operations and other categories of earnings.
As a result of the required intraperiod allocation, we recognized $9.2 million of tax benefit for our losses from continuing operations during the year ended December 31, 2019. Tax charges recorded within “income from discontinued operations” on the accompanying Consolidated Statements of Operations and other comprehensive income (loss) on the accompanying Statements of Comprehensive Loss substantially offset the tax benefits recognized within “loss from continuing operations” for the year ended December 31, 2019. The intraperiod allocation is not applicable for the year ended December 31, 2020 as a result of the early adoption of ASU 2019-12.
The income tax benefit differs from that computed using the applicable federal statutory rate, as applied to our income before taxes in each year as follows:

	Year Ended December 31,
	2020	2019
Tax provision computed at the federal statutory rate	$(35,980)	$(30,365)
State tax, net of federal benefit	(5,142)	(4,126)
Research and development expense tax credits	(2,686)	(2,526)
Change in uncertain tax benefit reserve	(27)	—
Change in tax credit carryforwards	109	81
Officers compensation	2,497	1,506
Stock based compensation	1,619	(230)
Permanent items and other	(37)	267
Tax differential on foreign earnings	(1)	(31)
Change in tax rate	(1,091)	1,126
Refundable alternative minimum tax credit	—	—
Change in prior year deferred taxes	(998)	1,170
Valuation allowance	41,677	23,920
Income tax benefit	$(60)	$(9,208)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are presented below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets did not meet our “more-likely-than-not” assessment threshold, as required under GAAP.

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$143,045	$118,163
Research and development expense tax credits	25,424	22,724
Stock based compensation	4,037	4,385
Lease obligation	599	919
Development costs	487	704
Returns and allowances	1,061	1,069
Amortization differences	1,479	—
Depreciation	4,746	—
Other, net	17,420	11,861
Total deferred tax assets before valuation allowance	198,298	159,825
Valuation allowance	(192,513)	(152,966)
Total deferred tax assets	5,785	6,859
Deferred tax liabilities, net:
Unrealized gains	(5,230)	(5,607)
Depreciation differences	—	(389)
Right-of-use asset	(555)	(863)
Net deferred tax liabilities	$—	$—
At December 31, 2020 and 2019, we recorded a valuation allowance of $192.5 million and $153.0 million, respectively. The valuation allowance increased by $39.5 million and $21.9 million during 2020 and 2019, respectively. The increase in the valuation allowance in 2020 was mostly due to an increase in net operating loss carryforwards.
We had federal and state net operating loss carryforwards of approximately $600.7 million and $349.7 million, at December 31, 2020, respectively. We have approximately $0.5 million of foreign loss carryforwards that will begin to expire in 2039. The federal and state loss carry forwards began to expire in 2021 unless previously utilized. Federal loss carryforwards generated in 2018 and beyond will be carried forward indefinitely. At December 31, 2020, we had federal and state tax credits of approximately $17.6 million and $10.0 million, respectively. The federal tax credit carryovers begin to expire in 2027 unless previously utilized. The state research and development credit carryforwards have an indefinite carryover period.
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
The following tabular reconciliation summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$3,473	$3,248
Adjustments related to prior year tax positions	(689)	(392)
Increases related to current year tax positions	579	692
Decreases due to expiration of tax statutes	(27)	(75)
Balance at end of year	$3,336	$3,473

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

We continue to believe that our tax positions meet the “more-likely-than-not” standard and as part of that analysis, we considered the amounts and probabilities from ultimate settlement with the tax authorities.
Approximately $0.1 million and $0.1 million of the total unrecognized tax benefits as of December 31, 2020 and 2019, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.
We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2016. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2 trillion relief package comprised of a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increased interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which the Company operates is not expected to have a material impact on its consolidated financial position and results of operations as of December 31, 2020.
Early Adoption of ASU 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In March 2020, we elected to early adopt ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Based upon this early adoption, we were not required to calculate an income tax benefit for each quarter end period.
NOTE 9. DISCONTINUED OPERATIONS
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
Consolidated Statements of Operations
The following table presents the various elements of “income from discontinued operations, net of income taxes” as reported in the accompanying Consolidated Statements of Operations:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year ended December 31,
	2020	2019
Revenues:
Product sales, net	$10,668	$22,325
License fees and service revenue	—	290
Total revenues	$10,668	$22,615
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	88	12,007
Selling, general and administrative	219	5,801
Research and development	(43)	2,624
Amortization of intangible assets	—	1,248
Restructuring charges - employee severance	—	3,858
Total operating costs and expenses	$264	$25,538
Income (loss) from discontinued operations	$10,404	$(2,923)
Other income (expense):
Change in fair value of contingent consideration	—	(1,478)
Gain on sale of Commercial Product Portfolio	—	34,568
Total other income (expense)	$—	$33,090
Income from discontinued operations before income taxes	10,404	30,167
Provision for income taxes from discontinued operations	—	(7,470)
Income from discontinued operations, net of income taxes	$10,404	$22,697
For the year ended December 31, 2018, management identified certain immaterial errors aggregating to $12.0 million that substantially relates to ZEVALIN rebates owed to qualifying Public Health Service (“PHS”) hospitals from 2009 through the first quarter of 2019.
On July 3, 2020, pursuant to communications we had with the Health Resources and Services Administration (“HRSA”), we posted a notification on the HRSA website with instructions for PHS customers on how to make claims with the Company for refunds for the additional rebate amounts they may be eligible for, with a six month deadline for any claims. As of the filing date of this Annual Report on Form 10-K, there have been no claims made by customers. Accordingly, we recorded a reduction to government chargebacks liability of $10.8 million, which was recognized within the “Product sales, net” caption of the Consolidated Statements of Operations for discontinued operations.
Product sales, net for the year ended December 31, 2019 includes sales from our Commercial Product Portfolio in January and February 2019 (prior to the completion of the Commercial Product Portfolio Transaction) and EVOMELA sales related to our retained supply agreement with CASI for three perpetual out-license agreements related to our former products including ZEVALIN, MARQIBO, and EVOMELA. Corresponding revenue for shipped product has been recognized within discontinued operations “product sales, net”. This arrangement was complete as of December 31, 2019.
The pre-tax gain on sale represents the $158.8 million gross proceeds from the Commercial Product Portfolio Transaction less our $121.2 book value of transferred net assets (inclusive of assumed liabilities) to Acrotech on the March 1, 2019 closing date less legal and banker fees aggregating $3.9 million. In the third quarter of 2019, we reduced the gain for a $0.2 million contract cancellation fee associated with our sold commercial operations; this value was deducted from the $4.0 million escrow account (reported as “restricted cash” on the Consolidated Balance Sheet until its release in November 5, 2019). In the fourth quarter of 2019, we increased this gain by $1.1 million to correct for certain inventory that did not contractually transfer to the buyer.
The provision for income taxes from discontinued operations represents an allocation of taxes as required under intraperiod allocation guidance. Due to our aggregate net operating loss-carryforwards, no federal or state income tax payments are expected to be made relating to our current year activity, inclusive of the recognized gain on sale of the Commercial Product Portfolio during the year ended December 31, 2019.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Consolidated Balance Sheets
Accounts receivable derived from our product sales on and prior to February 28, 2019 were not transferred to Acrotech as part of the Commercial Product Portfolio Transaction, nor were our GTN liabilities and trade accounts payable assumed by Acrotech that were associated with our commercial activities on and prior to February 28, 2019. Accordingly, these specific assets and liabilities remain presented within “accounts receivable, net” and “accounts payable and other accrued liabilities” on the accompanying Consolidated Balance Sheets.
Consolidated Statement of Cash Flows
The following table presents significant non-cash items for our discontinued operations that are included as adjustments in the accompanying Consolidated Statements of Cash Flows:

	Year ended December 31,
	2020	2019
Depreciation and amortization	$—	$1,263
Stock-based compensation	$—	$3,404
Change in fair value of contingent consideration	$—	$1,478

NOTE 10. RESTRUCTURING COSTS RELATED TO SALE OF COMMERCIAL PRODUCT PORTFOLIO
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
The employees in (2) above were also entitled to cash severance payments and acceleration of their unvested restricted stock awards and stock options, on May 31, 2019. The aggregate value of these one-time cash payments and stock-based award accelerations was $0.5 million. Due to then ongoing service requirements of these employees, we amortized this value through expense on a ratable basis beginning March 1, 2019 through May 31, 2019. For the year ended December 31, 2019, we recognized $0.5 million for this severance benefit, which is included within “selling, general, and administrative” expenses on the accompanying Consolidated Statements of Operations, and within “accrued payroll and benefits” and “additional paid-in capital” (for stock-based awards) on the accompanying Consolidated Balance Sheets as of December 31, 2019.
Unpaid cash severance for our former employees was $0 and $0.3 million at December 31, 2020 and 2019, respectively, and is recorded within “accrued payroll and benefits” on the accompanying Consolidated Balance Sheets.

NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data (unaudited) for the year ended December 31, 2020 and 2019 is presented below:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
2020
Revenues	$—	$—	$—	$—
Loss from continuing operations before other income (expense) and income taxes	$(30,787)	$(36,490)	$(39,569)	$(62,888)
Loss from continuing operations	$(40,617)	$(32,229)	$(48,518)	$(49,908)
Loss per common share from continuing operations, basic and diluted	$(0.36)	$(0.29)	$(0.37)	$(0.36)

	Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
2019
Revenues	$—	$—	$—	$—
Loss from continuing operations before other income (expense) and income taxes	$(37,838)	$(34,212)	$(30,293)	$(38,355)
Loss from continuing operations	$(39,846)	$(28,783)	$(26,557)	$(40,200)
Loss per common share from continuing operations, basic and diluted	$(0.36)	$(0.26)	$(0.24)	$(0.36)

Net loss per basic and diluted shares are computed independently for each of the quarters presented, based on basic and diluted shares outstanding per quarter, and therefore, it may not sum to the value for the full year.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

NOTE 12. SUBSEQUENT EVENTS
During January and February 2021, we sold and issued 5,678,893 shares of our common stock for net proceeds of $21.4 million under the April 2019 ATM Agreement.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”). Based on our management’s assessment, we have concluded that as of December 31, 2020, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria.
(b) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2021.

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

(a)Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to the Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020 and 2019
(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020 and 2019

		Additions (Reductions)
		($ in thousands)
Description	Balance at Beginning of Period	Additions (Recovery) to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
December 31, 2020
Allowance for credit losses	$43	$169	$—	$—	$212
December 31, 2019
Allowance for credit losses	$67	$(12)	$43	$(55)	$43

(1)Deductions represent the actual write-off of accounts receivable balances.

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
		8-K	001-35006	2.1, 2.2, and 2.3	4/5/12

2.2	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC.	8-K	001-35006	2.1	7/19/13

2.3	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc.	8-K	001-35006	2.2	7/19/13

2.4	Exchange Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto.	8-K	001-35006	2.4	7/19/13

2.5	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/19

3.1	Restated Certificate of Incorporation, as filed on June 18, 2018.	8-K	001-35006	3.1	6/18/18

3.2	Third Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	3/29/18

4.4	Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and TopoTarget A/S.	10-K	001-35006	4.2	3/12/14

4.5	Description of Equity Securities Registered under Section 12 of the Exchange Act.					X

10.1	Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-KSB	000-28782	10.11	3/31/97

10.2	First Amendment to Lease, dated March 25, 2004, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-Q	000-28782	10.1	5/17/04

10.3	Second Amendment to Lease, dated March 7, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.6	3/12/14

10.4	Third Amendment to Lease, dated February 12, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.7	3/12/14

10.5	Fourth Amendment to Lease, dated July 29, 2009, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	000-28782	10.29	4/5/10

10.6	Fifth Amendment to Lease, dated November 21, 2013, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/12/14

10.7	Sixth Amendment to Lease, dated January 31, 2014, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.10	3/12/14

10.8	Seventh Amendment to Lease, dated August 7, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.8	3/2/20

10.9	Eighth Amendment to Lease, dated October 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/2/20

10.10*	Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan.	S-8	333-176681	4.1	9/6/11

10.11*	Form of Indemnification Agreement of Spectrum Pharmaceuticals, Inc.	10-K	001-35006	10.11	3/2/20

10.12*	Amended and Restated Spectrum Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan.	10-K	001-35006	10.12	3/2/20

10.13*	Spectrum Pharmaceuticals, Inc. 2009 Incentive Award Plan.	S-8	333-160312	99.2	6/29/09

10.14*	Term Sheet for 2009 Incentive Award Plan Stock Option Award.	10-Q	000-28782	10.8	8/13/09

10.15*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).	10-Q	001-35006	10.2	11/9/12

10.16*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.	10-Q	000-28782	10.10	8/13/09

10.17*	Amendment No. 1 to 2009 Incentive Award Plan.	10-Q	001-35006	10.2	11/6/15

10.18*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan	10-Q	001-35006	10.2	5/4/17

10.19	At Market Issuance Sales Agreement dated December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC.	S-3	333-208760	1.2	12/23/15

10.20	At Market Issuance Sales Agreement, dated August 4, 2017, between Spectrum Pharmaceuticals, Inc., H.C. Wainwright & Co., LLC, FBR Capital Markets & Co. and MLV & Co. LLC.	8-K	001-35006	1.1	8/4/17

10.21	Controlled Equity Offering Sales Agreement, dated as of April 5, 2019 among Registrant, Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc.	S-3ASR	333-230821	1.2	4/5/19

10.22*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Kurt A. Gustafson.	10-Q	001-35006	10.6	8/9/18

10.23*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Thomas J. Riga.	10-Q	001-35006	10.7	8/9/18

10.24*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-Q	001-35006	10.8	8/9/18

10.25*	Executive Employment Agreement, dated as of June 18, 2018, by and between Spectrum Pharmaceuticals, Inc. and Keith McGahan.	10-Q	001-35006	10.9	8/9/18

10.26*	Executive Employment Agreement, dated as of June 19, 2019, by and between Spectrum Pharmaceuticals, Inc. and Dr. Francois Lebel.	10-Q	001-35006	10.1	8/9/19

10.27*	Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/18/18

10.28*	First Amendment to the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/19/20

10.29*	Form of Stock Option Award Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.2	6/18/18

10.30*	Form of Restricted Stock Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.3	6/18/18

10.31*	Form of Restricted Stock Unit Award for Canadian Resident Employees and Directors under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.4	6/18/18

10.32*	Form of Performance Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.5	6/18/18

10.33*	Form of Stock Appreciation Rights Agreement under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	3/13/20

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).					X

24.1	Power of Attorney (included in the signature page)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
* Indicates a management contract or compensatory plan or arrangement.
# Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary
None.