Form 10-Q
period 2021-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2021-05-13
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2021, 161,520,572 shares of the registrant’s common stock were outstanding.

Spectrum Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2021
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

Part I: Financial Information

Item 1: Financial Statements

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$69,521	$46,009
Marketable securities	93,336	134,016
Accounts receivable, net	64	67
Other receivables	2,795	2,394
Prepaid expenses and other current assets	3,491	4,161
Total current assets	169,207	186,647
Property and equipment, net	3,613	3,577
Facility and equipment under lease	1,824	2,247
Other assets	4,363	4,327
Total assets	$179,007	$196,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$42,412	$43,771
Accrued payroll and benefits	4,967	9,375
Total current liabilities	47,379	53,146
Other long-term liabilities	9,189	9,409
Total liabilities	56,568	62,555
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 153,728,336 and 146,083,110 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	154	146
Additional paid-in capital	1,046,784	1,021,221
Accumulated other comprehensive loss	(3,507)	(1,829)
Accumulated deficit	(920,992)	(885,295)
Total stockholders’ equity	122,439	134,243
Total liabilities and stockholders’ equity	$179,007	$196,798
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$—	$—
Operating costs and expenses:
Selling, general and administrative	14,315	14,794
Research and development	19,371	15,993
Total operating costs and expenses	33,686	30,787
Loss from continuing operations before other income (expense) and income taxes	(33,686)	(30,787)
Other income (expense):
Interest income, net	84	704
Other expense, net	(2,081)	(10,534)
Total other expense	(1,997)	(9,830)
Loss from continuing operations before income taxes	(35,683)	(40,617)
Benefit for income taxes from continuing operations	7	—
Loss from continuing operations	$(35,676)	$(40,617)
(Loss) income from discontinued operations, net of income taxes	(21)	45
Net loss	$(35,697)	$(40,572)

Basic and diluted loss per share:
Loss from continuing operations	$(0.25)	$(0.36)
(Loss) income from discontinued operations	$0.00	$0.00
Net loss per share, basic and diluted	$(0.25)	$(0.36)
Weighted average shares outstanding, basic and diluted	145,371,657	111,780,571
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(35,697)	$(40,572)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(1,118)	(914)
Foreign currency translation adjustments	(560)	(415)
Other comprehensive loss	(1,678)	(1,329)
Total comprehensive loss	$(37,375)	$(41,901)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243
Net loss	—	—	—	—	(35,697)	(35,697)
Other comprehensive loss, net	—	—	—	(1,678)	—	(1,678)
Recognition of stock-based compensation expense	—	—	4,212	—	—	4,212
Issuance of common shares under an at-the-market sales agreement	5,678,893	6	21,351	—	—	21,357
Restricted stock award grants, net of forfeitures	1,966,333	2	—	—	—	2
Balance as of March 31, 2021	153,728,336	$154	$1,046,784	$(3,507)	$(920,992)	$122,439

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393
Net loss	—	—	—	—	(40,572)	(40,572)
Other comprehensive loss, net	—	—	—	(1,329)	—	(1,329)
Recognition of stock-based compensation expense	—	—	5,010	—	—	5,010
Issuance of common stock to 401(k) plan for employees	96,959	—	265	—	—	265
Restricted stock award grants, net of forfeitures	1,377,508	1	—	—	—	1
Balance as of March 31, 2020	114,774,079	$114	$923,480	$(4,827)	$(764,999)	$153,768

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Loss from continuing operations	$(35,676)	$(40,617)
(Loss) income from discontinued operations, net of income taxes	(21)	45
Net loss	(35,697)	(40,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	140
Stock-based compensation	4,212	5,275
Non-cash lease expense	401	381
Other non-cash items	68	(51)
Realized gain on sale of equity holdings	(2,856)	(189)
Unrealized loss on equity holdings	4,999	10,238
Changes in operating assets and liabilities:
Other receivables	(324)	762
Prepaid expenses and other current assets	670	(960)
Other assets	(36)	823
Accounts payable and other accrued liabilities	(1,681)	(3,919)
Accrued payroll and benefits	(4,408)	(3,118)
Other long-term liabilities	96	(2,153)
Net cash used in operating activities	(34,491)	(33,343)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	49,823	50,966
Proceeds from sale of equity holdings	2,858	—
Purchases of investments	(15,964)	(10,208)
Purchases of property and equipment, net	(73)	(1,395)
Net cash provided by investing activities	36,644	39,363
Cash Flows From Financing Activities:
Proceeds from sale of common stock under an at-the-market sales agreement, net	21,357	—
Net cash provided by financing activities	21,357	—
Effect of exchange rates on cash and cash equivalents	2	(86)
Net increase in cash and cash equivalents	23,512	5,934
Cash and cash equivalents—beginning of period	46,009	64,418
Cash and cash equivalents—end of period	$69,521	$70,352
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$620	$593
Cash paid for income taxes	$4	$—
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities	$27	$2,772

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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which is under review by the U.S. Food and Drug Administration (the “FDA”). On October 26, 2020, the Company announced that the FDA had deferred action on the Biologics License Application (“BLA”) for ROLONTIS due to the inability to conduct an inspection of the Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021;
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
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three months ended March 31, 2021 and 2020 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2021 and 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. Certain prior period amounts have been reclassified for consistency with the current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed with the SEC on March 31, 2021).
Discontinued Operations - Sale of our Commercial Product Portfolio
In March 2019, we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing, we received $158.8 million in

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

an upfront cash payment. We are also entitled to receive up to an aggregate of $140 million upon Acrotech's future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
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
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three months ended March 31, 2021 and 2020, all of our revenues and operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations).
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
These GTN estimate categories (that comprise our GTN liabilities) are each discussed below:
Product Returns Allowances: Our customers are contractually permitted to return certain purchased products within the contractual allowable time before/after the applicable expiration date. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns using our historical return rates. Returned product is typically destroyed since substantially all are due to imminent expiry and cannot be resold.
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
(iii) Marketable Securities
Marketable securities consist of our holdings in equity securities (including mutual funds), bank CDs, government-related debt securities, and corporate debt securities. For equity securities and mutual funds, any realized gains (losses) or unrealized gains (losses) are recognized in “other income (expense), net” within the Condensed Consolidated Statements of Operations. Debt securities and bank CDs are classified as “available-for-sale” investments and (1) realized gains (losses) are recognized in “other income (expense), net” within the Condensed Consolidated Statements of Operations and (2) unrealized gains (losses) are recognized as a component of “accumulated other comprehensive loss” within the Condensed Consolidated Statements of Stockholders’ Equity.
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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 ("ASU 2016-13") "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This new ASU replaces the existing incurred loss impairment model with a current expected credit loss model (“CECL”), which requires the use of forward-looking information to calculate credit loss estimates. The new CECL model requires recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired, in which the expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted ASU 2016-13 as of January 1, 2020, which did not have a material effect on our accompanying Condensed Consolidated Financial Statements.
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
Manufacturing costs of drug products that are pending FDA approval during clinical development and trials, and at-risk inventory build in anticipation of commercialization, are exclusively recognized through “research and development” expense on the accompanying Condensed Consolidated Statements of Operations.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

See Note 4(d) for further discussion related to an impairment that occurred during the year ended December 31, 2020.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40)”, which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and to expense such capitalized implementation costs over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. On January 1, 2020, we adopted this standard on a prospective basis for applicable implementation costs, which did not have a material impact on our accompanying Condensed Consolidated Financial Statements.
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
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods. Our ETR differs from the U.S. federal statutory tax rate primarily as a result of nondeductible expenses and the impact of a valuation allowance on our deferred tax assets, which we record because we believe that, based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If/when we were to determine that our deferred tax assets are realizable, an adjustment to the corresponding valuation allowance would increase our net income in the period that such determination was made.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

In March 2020, we elected to early adopt ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Based upon this early adoption, we were not required to calculate an income tax benefit (provision) for the three months ended March 31, 2021 and 2020, respectively.
(x) Research and Development Expenses
Our research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, benefits, and other staff-related costs including associated stock-based compensation, laboratory supplies, clinical trial and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of activities and the invoices received from our external service providers. We adjust our accruals as actual costs become known. Where contingent milestone payments are due to third parties under research and development or license agreements, the milestone payment obligations are expensed when the clinical or regulatory milestone results are achieved.
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
Note 3. Fair Value Measurements
    The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	March 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$60,216	$—	$—	$60,216
Equity securities	18,136	—	—	18,136
Government-related debt securities	60,248	—	—	60,248
Corporate debt securities	—	8,836	—	8,836
Bank CDs	—	737	—	737
Mutual funds	5,379	9	—	5,388
Key employee life insurance, cash surrender value(1)	—	4,039	—	4,039
	$143,979	$13,621	$—	$157,600
Liabilities:
Deferred executive compensation liability(2)	$—	$9,709	$—	$9,709
	$—	$9,709	$—	$9,709

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.

(2) Included $1.2 million within accounts payable and other accrued liabilities and $8.5 million within other long-term liabilities on our Condensed Consolidated Balance Sheets. The amounts are based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Government-related debt securities	$92,928	$—	$—	$92,928
Corporate debt securities	—	8,848	—	8,848
Money market funds	40,560	—	—	40,560
Equity securities	24,946	—	—	24,946
Bank CDs	—	1,721	—	1,721
Mutual funds	5,573	9	—	5,582
Key employee life insurance, cash surrender value(1)	—	3,963	—	3,963
	$164,007	$14,541	$—	$178,548
Liabilities:
Deferred executive compensation liability(2)	$—	$9,783	$—	$9,783
	$—	$9,783	$—	$9,783
(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.
(2) Included $1.3 million within accounts payable and other accrued liabilities and $8.5 million within other long-term liabilities on our Condensed Consolidated Balance Sheets. The amounts are based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.

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
The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of March 31, 2021, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Historical or Amortized Cost	Foreign Currency Translation	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
March 31, 2021
Money market funds	$60,216	$—	$—	$60,216	$60,216	$—
Equity securities(1)	3,537	(2,097)	16,696	18,136	—	18,136
Government-related debt securities	60,236	—	12	60,248		60,248
Corporate debt securities	8,836	—		8,836	—	8,836
Mutual funds	4,346	—	1,033	5,379	—	5,379
Bank CDs	735	—	2	737	—	737
Bank deposits	9,305	—	—	9,305	9,305	—
Total cash and cash equivalents and marketable securities	$147,211	$(2,097)	$17,743	$162,857	$69,521	$93,336
December 31, 2020
Money market funds	$40,560	$—	$—	$40,560	$40,560	$—
Equity securities	3,764	(1,546)	22,728	24,946	—	24,946
Government-related debt securities	92,881	—	47	92,928	—	92,928
Corporate debt securities	8,846	—	2	8,848		8,848
Mutual funds	4,497	—	1,076	5,573	—	5,573
Bank CDs	1,715	—	6	1,721	—	1,721
Bank deposits	5,449	—	—	5,449	5,449	—
Total cash and cash equivalents and marketable securities	$157,712	$(1,546)	$23,859	$180,025	$46,009	$134,016
(1)Our aggregate equity holdings consist of 7.6 million common shares of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, as of March 31, 2021 which represented less than 10.0% ownership with a fair market value of $18.1 million. We completed the sale of 0.9 million shares of common stock and recognized a $2.6 million gain within “other expense, net” within the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2021.
(b) Other Receivables
“Other receivables” consists of the following:

	March 31, 2021	December 31, 2020
Other miscellaneous receivables	1,239	901
Income tax receivable - current portion	1,297	1,297
Interest receivable from marketable securities	259	196
Other receivables	$2,795	$2,394
(c) Prepaid Expenses and Other Current Assets
“Prepaid expenses and other current assets” consists of the following:

	March 31, 2021	December 31, 2020
Vendor deposits	$2,022	$1,996
Prepaid insurance	1,469	2,165
Prepaid expenses and other current assets	$3,491	$4,161
(d) Property and Equipment, net
“Property and equipment, net” consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	March 31, 2021	December 31, 2020
Manufacturing equipment	$3,245	$3,245
Computer hardware and software	1,779	1,680
Laboratory equipment	5	5
Leasehold improvements	1,267	1,267
Office furniture	248	248
Property and equipment, at cost	6,544	6,445
(Less): Accumulated depreciation	(2,931)	(2,868)
Property and equipment, net	$3,613	$3,577
Depreciation expense was immaterial for the three months ended March 31, 2021 and 2020, respectively.

Manufacturing equipment is comprised of our owned ROLONTIS production equipment on location at our contract manufacturer. This manufacturing equipment was not in use and therefore not being depreciated as of March 31, 2021. As of December 31, 2020, we determined that we would no longer proceed with the technology transfer and validation of a second manufacturing source for ROLONTIS and communicated this decision to the second source manufacturer. We had invested significant capital to prepare this facility for production. Due to the decision to halt this work, we determined that the value of certain ROLONTIS production equipment had a carrying amount in excess of the anticipated recoverable value as there would be no future cash flows from these assets other than through the sale of this equipment. We determined the fair value of these assets under an orderly liquidation value method, and based on the valuation performed we recorded an impairment of $19.7 million to our carrying value for this equipment, which was recorded as research and development expense for the year ended December 31, 2020 within the Consolidated Statements of Operations. Fair value was based on observable market data (Level 2). Due to the specialized nature of this production equipment, adjustments to observable market data were applied (Level 3).
(e) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	March 31, 2021	December 31, 2020
Trade accounts payable and other	$33,578	$34,385
Lease liability - current portion	1,415	1,544
Commercial Product Portfolio accruals	7,419	7,842
Accounts payable and other accrued liabilities	$42,412	$43,771
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates related to the Commercial Product Portfolio accruals were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances	Total
Balance as of December 31, 2019	$14,671	$1,138	$4,714	$20,523
(Less): Payments and credits against GTN accruals	(12,070)	(196)	(415)	(12,681)
Balance as of December 31, 2020	$2,601	$942	$4,299	7,842
(Less): Payments and credits against GTN accruals	(361)	—	(62)	(423)
Balance as of March 31, 2021	$2,240	$942	$4,237	$7,419

Note 5. Stock-Based Compensation

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
We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three months ended March 31, 2021 and 2020, as follows:

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative	$2,798	$3,877
Research and development	1,414	1,398
Total stock-based compensation	$4,212	$5,275

Note 6. Financial Commitments and Contingencies and Key License Agreements
(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from less than one year to three years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.
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
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of March 31, 2021 and 2020, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases (“Topic 842”).
The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the three months ended March 31, 2021, we recognized no additional ROU assets in exchange for lease liabilities. As of March 31, 2020, we recognized $5.3 million of ROU assets in exchange for $5.3 million of lease liabilities.
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
Financial Reporting Captions
The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Operating Leases	Condensed Consolidated Balance Sheet Caption	March 31, 2021	December 31, 2020
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$1,824	$2,247

Operating lease liabilities - current	Accounts payable and other accrued liabilities	1,415	1,544
Operating lease liabilities - non-current	Other long-term liabilities	567	883
Total operating lease liabilities		$1,982	$2,427
As of March 31, 2021 and December 31, 2020, our “facility and equipment under lease” consisted of office and research facilities of $1.5 million and $1.9 million, respectively, and office equipment of $0.3 million and $0.3 million, respectively.
Components of Lease Expense
    We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$466	$466
Variable lease cost	125	114
Short-term lease cost	17	15
Total lease cost	$608	$595
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of March 31, 2021	1.4 years	7.8%
Operating leases as of December 31, 2020	1.6 years	7.8%
Future Contractual Lease Payments
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	March 31, 2021
2021 (remaining)	$1,182
2022	828
2023	87
2024	—
2025	—
Total future lease payments, undiscounted	$2,097
(Less): Implied interest	(115)
Present value of operating lease payments	$1,982
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
We are also obligated to make specified milestone payments to our licensors upon the achievement of certain regulatory and sales milestones, and to pay royalties based on our net sales of all in-licensed products. Depending on the milestone achievement type and whether the product has been approved, we will either (a) capitalize the value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” on the Consolidated Statements of Operations. The liability relating to the payment due to the licensor will be recognized in the earliest period that we determine the respective milestone achievement is probable or occurs.
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
Accordingly, these Condensed Consolidated Financial Statements reflect the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations”. The most significant remaining agreements associated with our continuing operations are listed below, along with the key financial terms and our corresponding accounting and reporting conventions for each:
(i) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi for ROLONTIS, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan and hold its worldwide rights (except for Korea, China, and Japan). We are contractually obligated to pay Hanmi tiered royalties that range from the low double-digits to mid-teens on our annual net sales of ROLONTIS.
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
We made upfront payments aggregating $2.8 million to ImmunGene and to several other third parties. We will make further payments to ImmunGene upon our achievement of various regulatory milestones that aggregate to $26.1 million, plus an additional $5 million milestone payment for each new indication (beyond those described above) approved for either drug in the U.S., Europe, or Japan.
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
We made an upfront payment of $0.8 million to Therapyx upon contract execution, which was recorded to “research and development” expense within our Consolidated Statements of Operations for the year ended December 31, 2020. We will make an additional payment of $2.2 million upon our acceptance of certain transferred materials from Therapyx. We will make further payments to Therapyx upon our achievement of various (i) regulatory milestones aggregating up to $30 million for the first approved IL-12 product, plus an additional $2.5 million milestone payment for each new indication approved for each product in the U.S., Europe, or Japan; and (ii) sales milestones aggregating up to $167.5 million based on worldwide annual net sales. We are contractually obligated to pay royalties in the mid-single digits on our net sales of all IL-12 products, potentially reduced by royalties due to third parties, the loss of IP protection within one or more countries, or the introduction of a competing product within one or more countries.
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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At March 31, 2021 and December 31, 2020, the aggregate value of this DC Plan liability was $9.7 million and $9.8 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Shareholder Litigation
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the “Ayeni Action”) and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the “Hartsock Action”). On November 15, 2016, the Ayeni Action was transferred to the United States District Court for the District of Nevada (the “Court”). The parties have stipulated to a consolidation of the Ayeni Action with the

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
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
Note 7. Discontinued Operations
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
Condensed Consolidated Statements of Operations
The following table presents the various elements of “(loss) income from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales, net	$—	$(220)
Total revenues	—	(220)
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	—	(229)
Selling, general and administrative	—	(1)
Research and development	21	(35)
Total operating costs and expenses	21	(265)
(Loss) income from discontinued operations before income taxes	(21)	45
Provision for income taxes from discontinued operations	—	—
(Loss) income from discontinued operations, net of income taxes	$(21)	$45
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
Note 8. Stockholders’ Equity
Sale of Common Stock Under ATM Agreement
On April 5, 2019, we entered into a collective at-the-market-issuance (“ATM”) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”), pursuant to which we may

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

offer and sell shares of our common stock by any method deemed to be an “at the market” offering (the “ATM Offering”). From April 5, 2019 to March 2, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus filed with our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019, which registered an aggregate offering price of $150 million under the April 2019 ATM Agreement. From May 8, 2020 to June 30, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus (the “Initial Sales Agreement Prospectus”) filed with our shelf registration statement on Form S-3, filed with the SEC on March 20, 2020, as amended by Pre-Effective Amendment No. 1 thereto, and declared effective by the SEC on May 8, 2020 (the “Registration Statement”), which registered an aggregate offering price of up to $75 million under the April 2019 ATM Agreement. On July 29, 2020, we terminated the Initial Sales Agreement Prospectus, but left the April 2019 ATM Agreement in full force and effect. On November 6, 2020, we filed a new sales agreement prospectus to the Registration Statement, which registered an aggregate offering price of up to $60 million under the April 2019 ATM Agreement.

We sold and issued common shares under the April 2019 ATM Agreement as follows:

Period in Which Issued	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Year ended December 31, 2019	221,529	$1,814
Year ended December 31, 2020	3,950,398	$14,902
Quarter ended March 31, 2021	5,678,893	$21,357

Note 9. Subsequent Events

During April 2021 and through the date of this filing, we sold and issued 8.0 million shares of our common stock for net proceeds of $23.9 million under the April 2019 ATM Agreement.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development and commercialization activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, the success, safety and efficacy of our drug products, revenues and revenue assumptions, clinical studies, including designs and implementation, development and commercialization timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “would,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors, among others:
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
Impact of COVID-19 Pandemic
On March 11, 2020, COVID-19 was declared a pandemic by the World Health Organization. Concerns related to the spread of COVID-19 have created global business disruptions as well as disruptions in our operations. On October 26, 2020, we announced that the FDA had deferred action on the BLA for ROLONTIS due to the inability to conduct an inspection of the Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021. For more information related to the impact of COVID-19 on our business, refer to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.
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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which is under review by the FDA. On October 26, 2020, the Company announced that the FDA had deferred action on the BLA for ROLONTIS due to the inability to conduct an inspection of the Hanmi third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions. In March 2021, the FDA scheduled the pre-approval inspection of the Hanmi manufacturing facility for May 2021;
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
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the three months ended March 31, 2021, we continued our strategic shift in our business following the completion of the sale of our legacy Commercial Product Portfolio in March 2019. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
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
Poziotinib, an irreversible tyrosine kinase inhibitor targeting EGFR and HER2 mutations:
In October 2017, we announced the start of our pivotal ZENITH20 Phase 2 global clinical trial with active sites in the U.S., Canada and Europe. The ZENITH20 trial consists of seven cohorts of NSCLC patients. Cohorts 1 (EGFR) and 2 (HER2) include previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) include first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is ORR. Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains. Cohorts 1-3 have completed enrollment while Cohorts 4-7 continue to enroll patients.

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

In April 2021, new data was presented at the American Association for Cancer Research (AACR) Virtual Annual Meeting 2021 from ZENITH20 Cohort 5 which demonstrated improved efficacy and tolerability for twice daily dosing. In the 38 patients, comprised of EGFR or HER2 exon 20 insertion mutations, who received 16 mg per day and randomized either to poziotinib 16 mg once daily or 8 mg twice daily in Cohort 5, improved responses were observed in the twice daily arm with 31.6% of patients reaching a partial response, while Grade 3 or higher adverse events were reduced by approximately 60%. Additionally, the twice daily dosing allowed for an improved rate of dose reductions and interruptions relative to the once daily dose.

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
Components of Operating Results
See Item 7. Components of Operating Results of our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
Critical Accounting Policies and Estimates
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of significant estimates and assumptions made by our management as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Revenue recognition;
•Property and equipment, net;
•Stock-based compensation; and
•Research and development costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)		(in thousands)
Revenues	$—	$—	$—	—%
Operating costs and expenses:
Selling, general and administrative	14,315	14,794	(479)	(3.2)%
Research and development	19,371	15,993	3,378	21.1%
Total operating costs and expenses	33,686	30,787	2,899	9.4%
Loss from continuing operations before other income (expense) and income taxes	(33,686)	(30,787)	(2,899)	9.4%
Interest income, net	84	704	(620)	(88.1)%
Other expense, net	(2,081)	(10,534)	8,453	(80.2)%
Total other expense	(1,997)	(9,830)	7,833	(79.7)%
Loss from continuing operations before income taxes	(35,683)	(40,617)	4,934	(12.1)%
Benefit for income taxes from continuing operations	7	—	7	—%
Loss from continuing operations	$(35,676)	$(40,617)	$4,941	(12.2)%
(Loss) income from discontinued operations, net of income taxes	(21)	45	(66)	(146.7)%
Net loss	$(35,697)	$(40,572)	$4,875	(12.0)%
Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.5 million in the current year period. This decrease primarily relates to (i) decreased legal costs of $1.2 million, (ii) a decrease in stock-based compensation expense of $0.9 million, and (iii) a decrease in travel expenses of $0.4 million as a result of COVID-19, which has been ongoing since March 2020. These decreases were partially offset by $1.6 million of increased deferred compensation expense given increases in the overall market compared to the prior year period, and $0.5 million of increased information technology and consulting costs which were incurred in preparation for our planned commercial launch of ROLONTIS.

Research and Development. Research and development expenses increased by $3.4 million in the current period, primarily due to (i) $1.8 million of increased personnel-related expenses, and (ii) increased program activities of $0.8 million for ROLONTIS, $0.6 million for poziotinib, and $0.3 million related to our early stage compounds.
Total Other Expense. Total other expense decreased by $7.8 million primarily due to (i) $5.2 million of increase in the market value of our equity holdings compared to the prior year period, (ii) $2.7 million of realized gains recorded during the current period for the sale of our equity holdings, and (iii) $0.5 million of increased value of our deferred compensation plan assets. These increases were partially offset by a $0.6 million decrease in interest income and changes in value on certain investments.
Liquidity and Capital Resources
We believe that our $162.9 million in aggregate cash, cash equivalents and marketable securities as of March 31, 2021, together with the net proceeds of subsequent period sales of shares of common stock under our at-the-market sales agreement through the date of this filing (Note 9), are sufficient to fund our current and planned operations for at least the next twelve months. We may however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
Net Cash Used In Operating Activities
Net cash used in operating activities was $34.5 million for the three months ended March 31, 2021, as compared to $33.3 million in the prior year period. This increase in net cash used in operating activities was primarily related to increased research and development program spend.

Net Cash Provided by Investing Activities
Net cash provided by investing activities was $36.6 million for the three months ended March 31, 2021, as compared to $39.4 million during the prior year period. The cash provided by investing activities for the first three months of 2021 primarily relates to $49.8 million of proceeds from maturities of our investments and $2.9 million of proceeds received from the sale of our equity holdings. This cash received was partially offset by $16.0 million of purchased investments and $0.1 million of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $21.4 million for the three months ended March 31, 2021, as compared to $0 during the prior year period. Our cash provided by financing activities for the first three months of 2021 relates entirely to proceeds from shares of common stock sold pursuant to an at-the-market sales agreement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, nor do we currently have any, as defined under SEC rules.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Certain of the legal proceedings in which we are involved are discussed in Note 6(g), “Financial Commitments and Contingencies and Key License Agreements,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.

Item 1A. Risk Factors
As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

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

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 13, 2021	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)