Form 10-Q
period 2021-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2021-08-12
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2021, 164,071,943 shares of the registrant’s common stock were outstanding.

Spectrum Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2021
Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

SPECTRUM PHARMACEUTICALS, INC. ®, and ROLONTIS® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its affiliates. REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals’ logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

Part I: Financial Information

Item 1: Financial Statements

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$114,573	$46,009
Marketable securities	44,244	134,016
Accounts receivable, net	—	67
Other receivables	3,532	2,394
Prepaid expenses and other current assets	3,357	4,161
Total current assets	165,706	186,647
Property and equipment, net	3,580	3,577
Facility and equipment under lease	1,432	2,247
Other assets	4,327	4,327
Total assets	$175,045	$196,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$50,295	$43,771
Accrued payroll and benefits	6,404	9,375
Total current liabilities	56,699	53,146
Other long-term liabilities	9,758	9,409
Total liabilities	66,457	62,555
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 164,106,060 and 146,083,110 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	164	146
Additional paid-in capital	1,082,875	1,021,221
Accumulated other comprehensive loss	(3,327)	(1,829)
Accumulated deficit	(971,124)	(885,295)
Total stockholders’ equity	108,588	134,243
Total liabilities and stockholders’ equity	$175,045	$196,798
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating costs and expenses:
Selling, general and administrative	$14,957	$14,744	$29,272	$29,538
Research and development	29,114	21,746	48,485	37,739
Total operating costs and expenses	44,071	36,490	77,757	67,277
Loss from continuing operations before other income (expense) and income taxes	(44,071)	(36,490)	(77,757)	(67,277)
Other income (expense):
Interest income, net	26	325	110	1,029
Other income (expense), net	(5,876)	3,945	(7,957)	(6,589)
Total other income (expense)	(5,850)	4,270	(7,847)	(5,560)
Loss from continuing operations before income taxes	(49,921)	(32,220)	(85,604)	(72,837)
Provision for income taxes from continuing operations	(16)	(9)	(9)	(9)
Loss from continuing operations	(49,937)	(32,229)	(85,613)	(72,846)
Income (loss) from discontinued operations, net of income taxes	(195)	144	(216)	189
Net loss	$(50,132)	$(32,085)	$(85,829)	$(72,657)

Basic and diluted loss per share:
Loss from continuing operations	$(0.32)	$(0.29)	$(0.57)	$(0.65)
Income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share, basic and diluted	$(0.32)	$(0.28)	$(0.57)	$(0.65)
Weighted average shares outstanding, basic and diluted	155,243,402	112,615,744	150,334,548	112,199,229
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(50,132)	$(32,085)	$(85,829)	$(72,657)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(11)	780	(1,129)	(134)
Foreign currency translation adjustments	191	793	(369)	378
Other comprehensive income (loss)	180	1,573	(1,498)	244
Total comprehensive loss	$(49,952)	$(30,512)	$(87,327)	$(72,413)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243
Net loss	—	—	—	—	(35,697)	(35,697)
Other comprehensive loss, net	—	—	—	(1,678)	—	(1,678)
Recognition of stock-based compensation expense	—	—	4,212	—	—	4,212
Issuance of common shares under an at-the-market sales agreement	5,678,893	6	21,351	—	—	21,357
Restricted stock award grants, net of forfeitures	1,966,333	2	—	—	—	2
Balance as of March 31, 2021	153,728,336	$154	$1,046,784	$(3,507)	$(920,992)	$122,439
Net loss	—	—	—	—	(50,132)	(50,132)
Other comprehensive income, net	—	—	—	180	—	180
Recognition of stock-based compensation expense	—	—	4,360	—	—	4,360
Issuance of common shares under an at-the-market sales agreement	10,172,498	10	31,255	—	—	31,265
Issuance of common stock upon exercise of stock options	1,250	—	2	—	—	2
Issuance of common stock for employee stock purchase plan	163,463	—	474	—	—	474
Restricted stock award grants, net of forfeitures	39,127	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,386	—	—	—	—	—
Balance as of June 30, 2021	164,106,060	$164	$1,082,875	$(3,327)	$(971,124)	$108,588

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393
Net loss	—	—	—	—	(40,572)	(40,572)
Other comprehensive loss, net	—	—	—	(1,329)	—	(1,329)
Recognition of stock-based compensation expense	—	—	5,010	—	—	5,010
Issuance of common stock to 401(k) plan for employees	96,959	—	265	—	—	265
Restricted stock award grants, net of forfeitures	1,377,508	1	—	—	—	1
Balance as of March 31, 2020	114,774,079	$114	$923,480	$(4,827)	$(764,999)	$153,768
Net loss	—	—	—	—	(32,085)	(32,085)
Other comprehensive income, net	—	—	—	1,573	—	1,573
Recognition of stock-based compensation expense	—	—	3,988	—	—	3,988
Issuance of common shares under an at-the-market sales agreement	1,024,286	1	3,070	—	—	3,071
Issuance of common stock for employee stock purchase plan	98,362	—	282	—	—	282
Restricted stock award grants, net of forfeitures	1,926,385	3	(3)	—	—	—
Issuance of common stock upon vesting of restricted stock units	861	—	—	—	—	—
Balance as of June 30, 2020	117,823,973	$118	$930,817	$(3,254)	$(797,084)	$130,597

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Loss from continuing operations	$(85,613)	$(72,846)
Income (loss) from discontinued operations, net of income taxes	(216)	189
Net loss	(85,829)	(72,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	282
Stock-based compensation	8,572	9,263
Non-cash lease expense	766	765
Other non-cash items	188	531
Realized gain on sale of equity holdings	(4,121)	(660)
Unrealized loss on equity holdings	12,387	6,622
Changes in operating assets and liabilities:
Accounts receivable, net	68	—
Other receivables	(1,063)	3,257
Prepaid expenses and other current assets	804	(945)
Other assets	(1)	401
Accounts payable and other accrued liabilities	5,933	(3,277)
Accrued payroll and benefits	(2,971)	(1,812)
Other long-term liabilities	988	(2,162)
Net cash used in operating activities	(64,141)	(60,392)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	92,023	90,643
Proceeds from sale of equity holdings	4,062	1,843
Purchases of investments	(16,351)	(10,578)
Purchases of property and equipment, net	(140)	(4,066)
Net cash provided by investing activities	79,594	77,842
Cash Flows From Financing Activities:
Proceeds from sale of common stock under an at-the-market sales agreement, net	52,622	3,071
Proceeds from sale of stock under our employee stock purchase plan	474	282
Proceeds from employees for exercises of stock options	2	—
Net cash provided by financing activities	53,098	3,353
Effect of exchange rates on cash and cash equivalents	13	(95)
Net increase in cash and cash equivalents	68,564	20,708
Cash and cash equivalents—beginning of period	46,009	64,418
Cash and cash equivalents—end of period	$114,573	$85,126
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$1,187	$1,201
Cash paid for income taxes	$12	$14
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities	$—	$324

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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which is under review by the U.S. Food and Drug Administration (the “FDA”). On October 26, 2020, the Company announced that the FDA had deferred action on the Biologics License Application (“BLA”) for ROLONTIS due to the inability to conduct an inspection of the Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) third-party manufacturing facility in South Korea as a result of travel restrictions associated with the novel coronavirus (“COVID-19”) global pandemic. In early June 2021, the FDA conducted the pre-approval inspection of the Hanmi manufacturing facility. In August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are seeking further clarification from the FDA and plan to meet with the agency as soon as possible;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. A New Drug Application (“NDA”) based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutation, is expected to be filed with the FDA in 2021; and

•Anti-CD20-IFNα, an antibody-interferon fusion molecule directed against CD20 that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma patients.
Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and six months ended June 30, 2021 and 2020 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2021 and 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. Certain prior period amounts have been reclassified for consistency with the current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed with the SEC on March 31, 2021).
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
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. Substantially all of the accumulated other comprehensive loss is comprised of foreign currency translation adjustments at June 30, 2021.
Liquidity and Capital Resources
We believe that our $158.8 million in aggregate cash, cash equivalents and marketable securities as of June 30, 2021, are sufficient to fund our current and planned operations for at least the next twelve months. We may however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three and six months ended June 30, 2021 and 2020, all of our revenues and operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations).
Note 2. Summary of Significant Accounting Policies And Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, our management evaluates (as applicable) its most critical estimates and assumptions, including those related to: (i) the realization of our tax assets and estimates of our tax liabilities; (ii) the fair value of our investments; (iii) the valuation of our stock options and the periodic expense recognition of stock-based compensation; and (iv) the potential outcome of our ongoing or threatened litigation.
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
(viii) Basic and Diluted Net Loss per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only stock options, warrants, and other common stock equivalents outstanding during the period to the extent that they are dilutive.
There were 12,725,283 shares and 10,174,519 shares of outstanding securities (including stock options, restricted stock units, stock appreciation rights, and performance awards) as of June 30, 2021 and 2020, respectively, that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

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
Note 3. Fair Value Measurements
    The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	June 30, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$110,612	$—	$—	$110,612
Equity securities	10,675	—	—	10,675
Government-related debt securities	27,618	—	—	27,618
Mutual funds	5,951	9	—	5,960
Key employee life insurance, cash surrender value(1)	—	4,300	—	4,300
	$154,856	$4,309	$—	$159,165
Liabilities:
Deferred executive compensation liability(2)	$—	$10,559	$—	$10,559
	$—	$10,559	$—	$10,559
(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(2) Included $1.1 million within accounts payable and other accrued liabilities and $9.4 million within other long-term liabilities on our Condensed Consolidated Balance Sheets. The amounts are based on the period-end market value of mutual fund investments selected by employee participants of the deferred compensation plan.

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

Note 4. Balance Sheet Account Detail
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:

(a) Cash and Cash Equivalents and Marketable Securities

We maintain cash balances with select major financial institutions. The Federal Deposit Insurance Corporation (FDIC) and other third parties insure a fraction of these deposits. Accordingly, these cash deposits are not insured against the possibility of a substantial or complete loss of principal and are inherently subject to the credit risk of the corresponding financial institution. There were no material unrealized losses on our investment securities at June 30, 2021 or December 31, 2020.
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities that may be received from our strategic partners in connection with an out-license arrangement).
The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of June 30, 2021, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Historical or Amortized Cost	Fair Value	Cash and Cash Equivalents	Marketable Securities
June 30, 2021
Money market funds	$110,612	$110,612	$110,612	$—
Equity securities(1)	3,530	10,675	—	10,675
Government-related debt securities	27,617	27,618	—	27,618
Mutual funds	4,667	5,951	—	5,951
Bank deposits	3,961	3,961	3,961	—
Total cash and cash equivalents and marketable securities	$150,387	$158,817	$114,573	$44,244
December 31, 2020
Money market funds	$40,560	$40,560	$40,560	$—
Equity securities	3,764	24,946	—	24,946
Government-related debt securities	92,881	92,928	—	92,928
Corporate debt securities	8,846	8,848	—	8,848
Mutual funds	4,497	5,573	—	5,573
Bank CDs	1,715	1,721	—	1,721
Bank deposits	5,449	5,449	5,449	—
Total cash and cash equivalents and marketable securities	$157,712	$180,025	$46,009	$134,016
(1)Our aggregate equity holdings consist of 6.9 million common shares of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, as of June 30, 2021 which represented less than 10.0% ownership with a fair market value of $10.7 million. We completed the sale of 1.6 million shares of common stock and recognized a $3.8 million gain within “other expense, net” within the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2021.
(b) Other Receivables
“Other receivables” consists of the following:

	June 30, 2021	December 31, 2020
Other miscellaneous receivables	$2,158	$901
Income tax receivable - current portion	1,297	1,297
Interest receivable from marketable securities	77	196
Other receivables	$3,532	$2,394
(c) Prepaid Expenses and Other Current Assets
“Prepaid expenses and other current assets” consists of the following:

	June 30, 2021	December 31, 2020
Vendor deposits	$2,530	$1,996
Prepaid insurance	827	2,165
Prepaid expenses and other current assets	$3,357	$4,161
(d) Property and Equipment, net
“Property and equipment, net” consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	June 30, 2021	December 31, 2020
Manufacturing equipment	$3,245	$3,245
Computer hardware and software	1,802	1,680
Laboratory equipment	5	5
Leasehold improvements	1,267	1,267
Office furniture	248	248
Property and equipment, at cost	6,567	6,445
(Less): Accumulated depreciation	(2,987)	(2,868)
Property and equipment, net	$3,580	$3,577
Depreciation expense was immaterial for the three and six months ended June 30, 2021 and 2020, respectively.

Manufacturing equipment is comprised of our owned ROLONTIS production equipment on location at our contract manufacturer. This manufacturing equipment was not in use and therefore not being depreciated as of June 30, 2021. As of December 31, 2020, we determined that we would no longer proceed with the technology transfer and validation of a second manufacturing source for ROLONTIS and communicated this decision to the second source manufacturer. We had invested significant capital to prepare this facility for production. Due to the decision to halt this work, we determined that the value of certain ROLONTIS production equipment had a carrying amount in excess of the anticipated recoverable value as there would be no future cash flows from these assets other than through the sale of this equipment. We determined the fair value of these assets under an orderly liquidation value method, and based on the valuation performed we recorded an impairment of $19.7 million to our carrying value for this equipment, which was recorded as research and development expense for the year ended December 31, 2020 within the Consolidated Statements of Operations. There has been no change to the fair value for the three and six months ended June 30, 2021. Fair value was based on observable market data (“Level 2”). Due to the specialized nature of this production equipment, adjustments to observable market data were applied (“Level 3”).
(e) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	June 30, 2021	December 31, 2020
Trade accounts payable and other	$41,863	$34,385
Lease liability - current portion	1,319	1,544
Commercial Product Portfolio accruals (Note 7)	7,113	7,842
Accounts payable and other accrued liabilities	$50,295	$43,771
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates related to the Commercial Product Portfolio accruals were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances	Total
Balance as of December 31, 2019	$14,671	$1,138	$4,714	$20,523
(Less): Payments and credits against GTN accruals	(12,070)	(196)	(415)	(12,681)
Balance as of December 31, 2020	$2,601	$942	$4,299	7,842
(Less): Payments and credits against GTN accruals	(668)	—	(61)	(729)
Balance as of June 30, 2021	$1,933	$942	$4,238	$7,113

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
We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three and six months ended June 30, 2021 and 2020, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$3,005	$2,878	$5,803	$6,755
Research and development	1,355	1,110	2,769	2,508
Total stock-based compensation	$4,360	$3,988	$8,572	$9,263
We granted 1.3 million stock options with a weighted average exercise price of $3.79 during the six months ended June 30, 2021. At June 30, 2021 we had 8.7 million options outstanding with a weighted average exercise price of $7.16. Additionally, we granted 2.3 million restricted stock awards with a weighted average grant date fair value of $3.65 during the six months ended June 30, 2021. At June 30, 2021 we had 4.9 million restricted stock awards outstanding with a weighted average grant date fair value of $3.61.
Note 6. Financial Commitments and Contingencies and Key License Agreements
(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from less than one to two years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.
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
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of June 30, 2021 and 2020, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases (“Topic 842”).
The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the three and six months ended June 30, 2021, we recognized no additional right-of-use assets in exchange for lease liabilities.
We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The below table summarizes these lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases	Condensed Consolidated Balance Sheet Caption	June 30, 2021	December 31, 2020
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$1,432	$2,247

Operating lease liabilities - current	Accounts payable and other accrued liabilities	1,319	1,544
Operating lease liabilities - non-current	Other long-term liabilities	244	883
Total operating lease liabilities		$1,563	$2,427

As of June 30, 2021 and December 31, 2020, our “facility and equipment under lease” consisted of office and research facilities of $1.2 million and $1.9 million, respectively, and office equipment of $0.3 million and $0.3 million, respectively.
Components of Lease Expense
    We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$427	$466	$893	$932
Variable lease cost	99	114	200	228
Short-term lease cost	15	14	32	29
Total lease cost	$541	$594	$1,125	$1,189
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of June 30, 2021	1.2 years	7.8%
Operating leases as of December 31, 2020	1.6 years	7.8%
Future Contractual Lease Payments
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	June 30, 2021
2021 (remaining)	$729
2022	828
2023	87
2024	—
2025	—
Total future lease payments, undiscounted	$1,644
(Less): Implied interest	(81)
Present value of operating lease payments	$1,563
(b) In/Out Licensing Agreements and Co-Development Arrangements

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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At June 30, 2021 and December 31, 2020, the aggregate value of this DC Plan liability was $10.6 million and $9.8 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Bioverativ Patent Litigation
On May 28, 2021, Bioverativ Therapeutics Inc. (“Bioverativ”) filed a complaint against us in the U.S. District Court for the District of Delaware, which alleges that our proposed manufacture, use and sale of ROLONTIS would, if approved, infringe claims of three patents owned by Bioverativ (the “Subject Patents”). Bioverativ is seeking an unspecified amount of damages and injunctive relief.
We believe that our manufacture, use and sale of ROLONTIS would not infringe the Subject Patents and intend to vigorously defend our right to develop and commercialize ROLONTIS in accordance with the terms of our agreements with Hanmi.

Pursuant to our agreements with Hanmi, we hold worldwide rights (except for Korea, China, and Japan) to develop and commercialize ROLONTIS. The agreements with Hanmi contain typical license terms including, without limitation, indemnification rights in favor of the Company with respect to any claims of infringement from a third party with respect to our use of a licensed technology, product or compound pursuant to such agreements.
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
Condensed Consolidated Statements of Operations
The following table presents the various elements of “income (loss) from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$—	$120	$—	$(100)
Total revenues	—	120	—	(100)
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	127	—	127	(229)
Selling, general and administrative	—	—	—	(1)
Research and development	68	(24)	89	(59)
Total operating costs and expenses	195	(24)	216	(289)
Income (loss) from discontinued operations before income taxes	(195)	144	(216)	189
Provision for income taxes from discontinued operations	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(195)	$144	$(216)	$189
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

We sold and issued common shares under the April 2019 ATM Agreement as follows:

Period in Which Issued	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Year ended December 31, 2019	221,529	$1,814
Year ended December 31, 2020	3,950,398	$14,902
Quarter ended March 31, 2021	5,678,893	$21,357
Quarter ended June 30, 2021	10,172,498	$31,265

Note 9. Subsequent Events
Shelf Registration Statement
On July 13, 2021, we filed a shelf registration statement with the SEC on Form S-3, which was declared effective by the SEC on July 21, 2021 (the “Registration Statement”). The Registration Statement registered an aggregate offering price of up to $300 million of securities that may be issued and sold by us from time to time, including up to an aggregate offering price of $150 million of common stock (which amount is included in the $300 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to our collective ATM sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc.

Complete Response Letter
In August 2021, we received a Complete Response Letter from the FDA regarding our BLA for ROLONTIS, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are seeking further clarification from the FDA and plan to meet with the agency as soon as possible.

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
•the overall impact of COVID-19 on our business, including, without limitation, delays caused by COVID-19 related travel restrictions;
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
•the ability of our manufacturing partners to satisfy regulatory requirements and to meet our product demands and timelines;
•our ability to identify and acquire new product candidates and to successfully integrate those product candidates into our operations;
•our ability to protect our intellectual property rights;
•the impact of legislative or regulatory reform on the pricing for pharmaceutical products;
•the impact of any litigation to which we are, or may become a party, including, without limitation, the patent infringement claims made against us by Bioverativ Therapeutics, Inc.;
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
Impact of COVID-19 Pandemic
On March 11, 2020, COVID-19 was declared a pandemic by the World Health Organization. Concerns related to the spread of COVID-19 have created global business disruptions as well as disruptions in our operations. The ongoing COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions.
On October 26, 2020, we announced that the FDA had deferred action on our Biologics License Application (“BLA”) for ROLONTIS due to the inability to conduct an inspection of the Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) third-party manufacturing facility in South Korea as a result of COVID-19 related travel restrictions. In early June 2021, the FDA conducted the pre-approval inspection of the Hanmi manufacturing facility. In August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are seeking further clarification from the FDA and plan to meet with the agency as soon as possible.

The extent to which the COVID-19 pandemic may continue to impact our results of operations, including the long-term nature of the impacts, depends on numerous evolving factors, which are highly uncertain and difficult to predict, including the adoption rate of the COVID-19 vaccines, the emergence and spread of variants (including the Delta variant, a rapidly spreading strain of coronavirus), the scope and the timing to further contain the virus or treat its impact, and to what extent normal economic and operating conditions can resume, among others.For more information related to the impact of COVID-19 on our business, refer to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.
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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia, which is under review by the FDA. On October 26, 2020, the Company announced that the FDA had deferred action on the BLA for ROLONTIS due to the inability to conduct an inspection of the Hanmi third-party manufacturing facility in South Korea as a result of travel restrictions associated with the novel coronavirus (“COVID-19”) global pandemic. In early June 2021, the FDA conducted the pre-approval inspection of the Hanmi manufacturing facility. In August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are seeking further clarification from the FDA and plan to meet with the agency as soon as possible;
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
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals

During the six months ended June 30, 2021, we continued our strategic shift in our business following the completion of the sale of our legacy Commercial Product Portfolio in March 2019. We also continued to make meaningful progress in the advancement of our product pipeline, as summarized below:
ROLONTIS, a novel long-acting G-CSF:
We submitted our updated BLA for ROLONTIS to the FDA on October 24, 2019, which was accepted for review by the FDA on December 20, 2019. Our BLA is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. On October 26, 2020, we announced that the FDA PDUFA target action date set for October 24, 2020 was deferred pending inspection of the Hanmi manufacturing facility in Korea due to COVID-19 related travel restrictions. In early June 2021, the FDA conducted the pre-approval inspection of the Hanmi manufacturing facility. In August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are seeking further clarification from the FDA and plan to meet with the agency as soon as possible.
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
Critical Accounting Policies and Estimates
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of significant estimates and assumptions made by our management as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Revenue recognition;
•Property and equipment, net;
•Stock-based compensation; and
•Research and development costs.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)		(in thousands)		($ in thousands)		(in thousands)
Operating costs and expenses:
Selling, general and administrative	$14,957	$14,744	$213	1.4%	$29,272	$29,538	$(266)	(0.9)%
Research and development	29,114	21,746	7,368	33.9%	48,485	37,739	10,746	28.5%
Total operating costs and expenses	44,071	36,490	7,581	20.8%	77,757	67,277	10,480	15.6%
Loss from continuing operations before other income (expense) and income taxes	(44,071)	(36,490)	(7,581)	20.8%	(77,757)	(67,277)	(10,480)	15.6%
Interest income, net	26	325	(299)	(92.0)%	110	1,029	(919)	(89.3)%
Other income (expense), net	(5,876)	3,945	(9,821)	(248.9)%	(7,957)	(6,589)	(1,368)	20.8%
Total other income (expense)	(5,850)	4,270	(10,120)	(237.0)%	(7,847)	(5,560)	(2,287)	41.1%
Loss from continuing operations before income taxes	(49,921)	(32,220)	(17,701)	54.9%	(85,604)	(72,837)	(12,767)	17.5%
Provision for income taxes from continuing operations	(16)	(9)	(7)	77.8%	(9)	(9)	—	—%
Loss from continuing operations	(49,937)	(32,229)	(17,708)	54.9%	(85,613)	(72,846)	(12,767)	17.5%
Income (loss) from discontinued operations, net of income taxes	(195)	144	(339)	(235.4)%	(216)	189	(405)	(214.3)%
Net loss	$(50,132)	$(32,085)	$(18,047)	56.2%	$(85,829)	$(72,657)	$(13,172)	18.1%
Quarterly Discussion
Selling, General and Administrative. Selling, general and administrative expenses remained consistent compared to the prior period.
Research and Development. Research and development expenses increased by $7.4 million in the current period, primarily due to (i) increased program activities of $6.2 million for poziotinib, (ii) $0.8 million for ROLONTIS and (iii) $1.3 million of increased personnel-related expenses. These increases were partially offset by $0.9 million of decreased spend related to our early stage compounds.
Total Other Income (Expense). Total other income (expense) increased by $10.1 million primarily due to $11 million of decrease in the market value of our equity holdings compared to the prior year period, partially offset by $0.8 million of realized gains recorded from the sale of our equity holdings.
Year to Date Discussion
Selling, General and Administrative. Selling, general and administrative expenses remained consistent compared to the prior period.
Research and Development. Research and development expenses increased by $10.7 million in the current period, primarily due to (i) increased program activities of $6.8 million for poziotinib, (ii) $1.7 million for ROLONTIS, and (iii) $3.1 million of increased personnel-related expenses. These increases were partially offset by $0.8 million of decreased spend related to our early stage compounds.
Total Other Expense. Total other expense increased by $2.3 million primarily due to $5.8 million of decrease in the market value of our equity holdings compared to the prior year period and $1 million of lower interest income from our investments. These increases to other expense were partially offset by (i) $3.5 million of realized gains from the sale of our equity holdings, (ii) $0.4 million of gains from our life insurance policies, and (iii) $0.5 million of lower currency exchange losses.
Liquidity and Capital Resources

We believe that our $158.8 million in aggregate cash, cash equivalents and marketable securities as of June 30, 2021, are sufficient to fund our current and planned operations for at least the next twelve months. We may however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
Net Cash Used In Operating Activities
Net cash used in operating activities was $64.1 million for the six months ended June 30, 2021, as compared to $60.4 million in the prior year period. This increase in net cash used in operating activities was primarily related to increased research and development program spend.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $79.6 million for the six months ended June 30, 2021, as compared to $77.8 million during the prior year period. The cash provided by investing activities for the first six months of 2021 primarily relates to $92.0 million of proceeds from maturities of our investments and $4.1 million of proceeds received from the sale of our equity holdings. This cash received was partially offset by $16.4 million of purchased investments and $0.1 million of purchased property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $53.1 million for the six months ended June 30, 2021, as compared to $3.4 million during the prior year period. Our cash provided by financing activities for the first six months of 2021 primarily relates to $52.6 million of proceeds from shares of common stock sold pursuant to an at-the-market sales agreement and $0.5 million of proceeds from employee stock purchases under our employee stock purchase plan.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, nor do we currently have any, as defined under SEC rules.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Item 1A. Risk Factors
Except as set forth below, as of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

The ongoing COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.

The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, and the response by governmental bodies and regulators. The ongoing COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future.

We have maintained our operations during the COVID-19 pandemic by requiring most of our employees to work remotely. Only those employees performing essential activities that must be completed on-site are allowed in our facilities. These modifications to business activity may negatively impact productivity and cause disruptions and delays to our business. Longer term remote working environments could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. When we reopen our facilities, we could encounter delays in connection with implementing precautionary measures to mitigate the risk of exposing our employees to COVID-19.

Although the COVID-19 pandemic has not materially affected our clinical development programs to date, certain of our clinical programs have seen slower enrollment and there have also been delays in initiating new studies as a result of the COVID-19 pandemic. These delays are not seen across all our trials and are specific to certain trials enrolling at certain sites. In the future, the COVID-19 pandemic could further adversely affect our ability to enroll and recruit patients in current and future clinical trials, as well as delay data collection and analysis, any of which could cause a delay or denial of regulatory approval of our product candidates. Our success is dependent on our ability to advance our development programs into later stages of clinical development. Many pharmaceutical and biotechnology companies have indicated that their clinical trials will be delayed and enrollment of current and ongoing trials will suffer as a result of the COVID-19 pandemic. We anticipate the potential for delays in the initiation and enrollment of planned clinical trials until the pandemic resolves.

The COVID-19 pandemic, including the more contagious Delta variant of COVID-19, could also potentially affect the business of the FDA as well as other health regulatory authorities, which may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. This could result in delays in our communications with these authorities and ultimately in the ability for us and our partners to have drug products approved. In 2020 and 2021, a number of companies announced receipt of Complete Response Letters due to COVID-19 related issues including the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review or inspections resulting from such disruptions could materially affect the development and study of our drug candidates.

On October 26, 2020, we announced that the FDA had deferred action on the BLA for ROLONTIS due to its inability to conduct an inspection of the Hanmi manufacturing facility in South Korea as a result of travel restrictions associated with the COVID-19 pandemic. In early June 2021, the FDA conducted the pre-approval inspection of the Hanmi manufacturing facility. In August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are seeking further clarification from the FDA and plan to meet with the agency as soon as possible but we cannot guarantee that we, together with our contract manufacturers, will be able to remediate the cited deficiencies in a timely manner, or at all, and we cannot predict whether the COVID-19 pandemic will again delay or even prevent the FDA from completing any reinspections that may be required in connection with a resubmission of the BLA for ROLONTIS.

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

The COVID-19 pandemic, including the recent Delta variant, and mitigation measures have continued to adversely impact global economic conditions which could have an adverse effect on our business and financial condition, including impairment of our ability to raise capital when needed. The trading prices for biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. In addition, the continued spread of COVID-19 could cause a recession, depression, or other sustained adverse market event which could materially and adversely affect our business and the value of our common shares. In particular, it is unclear how our business may be affected by the emergence of new variants of COVID-19, such as the Delta variant, and recent resurgence in number and rates of COVID-19 infections. Furthermore, to the extent the ongoing COVID-19 pandemic adversely affects our operations and business, it may also heighten the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, and other filings that we have made with the SEC.

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

SPECTRUM PHARMACEUTICALS, INC.

Date:	August 12, 2021	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)