Form 10-Q
period 2021-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2021-11-10
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35006

SPECTRUM PHARMACEUTICALS INC

(Exact name of registrant as specified in its charter)

Delaware	93-0979187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11500 South Eastern Avenue	Suite 220	Henderson	Nevada	89052
(Address of principal executive offices)				(Zip Code)

(702) 835-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SPPI	The NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2021, 163,956,341 shares of the registrant’s common stock were outstanding.

Spectrum Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2021
.

SPECTRUM PHARMACEUTICALS, INC. ®, and ROLONTIS® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its affiliates. REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals’ logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

Part I: Financial Information

Item 1: Financial Statements

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$107,435	$46,009
Marketable securities	26,160	134,016
Accounts receivable, net	—	67
Other receivables	3,863	2,394
Prepaid expenses and other current assets	2,540	4,161
Total current assets	139,998	186,647
Property and equipment, net	507	3,577
Facility and equipment under lease	2,881	2,247
Other assets	4,415	4,327
Total assets	$147,801	$196,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$48,982	$43,771
Accrued payroll and benefits	8,290	9,375
Total current liabilities	57,272	53,146
Other long-term liabilities	11,065	9,409
Total liabilities	68,337	62,555
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 163,957,900 and 146,083,110 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	164	146
Additional paid-in capital	1,086,989	1,021,221
Accumulated other comprehensive loss	(3,481)	(1,829)
Accumulated deficit	(1,004,208)	(885,295)
Total stockholders’ equity	79,464	134,243
Total liabilities and stockholders’ equity	$147,801	$196,798
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating costs and expenses:
Selling, general and administrative	$12,243	$15,116	$41,515	$44,654
Research and development	20,850	24,453	69,335	62,192
Total operating costs and expenses	33,093	39,569	110,850	106,846
Loss from continuing operations before other income (expense) and income taxes	(33,093)	(39,569)	(110,850)	(106,846)
Other income (expense):
Interest income, net	11	188	121	1,217
Other income (expense), net	9	(9,131)	(7,948)	(15,720)
Total other income (expense)	20	(8,943)	(7,827)	(14,503)
Loss from continuing operations before income taxes	(33,073)	(48,512)	(118,677)	(121,349)
Provision for income taxes from continuing operations	—	(6)	(9)	(15)
Loss from continuing operations	(33,073)	(48,518)	(118,686)	(121,364)
Income (loss) from discontinued operations, net of income taxes	(11)	66	(227)	255
Net loss	$(33,084)	$(48,452)	$(118,913)	$(121,109)

Basic and diluted loss per share:
Loss from continuing operations	$(0.21)	$(0.37)	$(0.77)	$(1.02)
Income (loss) from discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00
Net loss per share, basic and diluted	$(0.21)	$(0.37)	$(0.78)	$(1.02)
Weighted average shares outstanding, basic and diluted	159,261,818	131,455,727	153,341,854	118,664,914

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(33,084)	$(48,452)	$(118,913)	$(121,109)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(1)	73	(1,130)	(61)
Foreign currency translation adjustments	(153)	457	(522)	835
Other comprehensive income (loss)	(154)	530	(1,652)	774
Total comprehensive loss	$(33,238)	$(47,922)	$(120,565)	$(120,335)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243
Net loss	—	—	—	—	(35,697)	(35,697)
Other comprehensive loss, net	—	—	—	(1,678)	—	(1,678)
Recognition of stock-based compensation expense	—	—	4,212	—	—	4,212
Issuance of common shares under an at-the-market sales agreement	5,678,893	6	21,351	—	—	21,357
Restricted stock award grants, net of forfeitures	1,966,333	2	—	—	—	2
Balance as of March 31, 2021	153,728,336	$154	$1,046,784	$(3,507)	$(920,992)	$122,439
Net loss	—	—	—	—	(50,132)	(50,132)
Other comprehensive income, net	—	—	—	180	—	180
Recognition of stock-based compensation expense	—	—	4,360	—	—	4,360
Issuance of common shares under an at-the-market sales agreement	10,172,498	10	31,255	—	—	31,265
Issuance of common stock upon exercise of stock options	1,250	—	2	—	—	2
Issuance of common stock for employee stock purchase plan	163,463	—	474	—	—	474
Restricted stock award grants, net of forfeitures	39,127	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,386	—	—	—	—	—
Balance as of June 30, 2021	164,106,060	$164	$1,082,875	$(3,327)	$(971,124)	$108,588
Net loss	—	—	—	—	(33,084)	(33,084)
Other comprehensive income, net	—	—	—	(154)	—	(154)
Recognition of stock-based compensation expense	—	—	4,114	—	—	4,114
Restricted stock award grants, net of forfeitures	(148,160)	—	—	—	—	—
Balance as of September 30, 2021	163,957,900	$164	$1,086,989	$(3,481)	$(1,004,208)	$79,464

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393
Net loss	—	—	—	—	(40,572)	(40,572)
Other comprehensive loss, net	—	—	—	(1,329)	—	(1,329)
Recognition of stock-based compensation expense	—	—	5,010	—	—	5,010
Issuance of common stock to 401(k) plan for employees	96,959	—	265	—	—	265
Restricted stock award grants, net of forfeitures	1,377,508	1	—	—	—	1
Balance as of March 31, 2020	114,774,079	$114	$923,480	$(4,827)	$(764,999)	$153,768
Net loss	—	—	—	—	(32,085)	(32,085)
Other comprehensive income, net	—	—	—	1,573	—	1,573
Recognition of stock-based compensation expense	—	—	3,988	—	—	3,988
Issuance of common shares under an at-the-market sales agreement	1,024,286	1	3,070	—	—	3,071
Issuance of common stock for employee stock purchase plan	98,362	—	282	—	—	282
Restricted stock award grants, net of forfeitures	1,926,385	3	(3)	—	—	—
Issuance of common stock upon vesting of restricted stock units	861	—	—	—	—	—
Balance as of June 30, 2020	117,823,973	$118	$930,817	$(3,254)	$(797,084)	$130,597
Net loss	—	—	—	—	(48,452)	(48,452)
Other comprehensive income, net	—	—	—	530	—	530
Recognition of stock-based compensation expense	—	—	4,108	—	—	4,108
Issuance of common stock from public offering, net	24,916,667	25	69,708	—	—	69,733
Issuance of common shares pursuant to at-the-market offering, net	2,926,112	3	11,828	—	—	11,831
Issuance of common stock upon exercise of stock options	3,542	—	13	—	—	13
Restricted stock award grants, net of forfeitures	260,878	—	—	—	—	—
Balance as of September 30, 2020	145,931,172	$146	$1,016,474	$(2,724)	$(845,536)	$168,360

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Loss from continuing operations	$(118,686)	$(121,364)
Income (loss) from discontinued operations, net of income taxes	(227)	255
Net loss	(118,913)	(121,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	(105)
Stock-based compensation	12,686	13,371
Loss on disposal of manufacturing equipment	3,057	—
Non-cash lease expense	1,151	1,148
Other non-cash items	281	585
Realized gain on sale of equity holdings	(4,580)	(678)
Unrealized loss on equity holdings	12,816	16,029
Changes in operating assets and liabilities:
Accounts receivable, net	66	1
Other receivables	(1,391)	6,370
Prepaid expenses and other current assets	1,620	(2,663)
Other assets	(89)	6
Accounts payable and other accrued liabilities	4,376	426
Accrued payroll and benefits	(1,085)	427
Other long-term liabilities	654	(2,134)
Net cash used in operating activities	(89,139)	(88,326)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	109,771	94,929
Proceeds from sale of equity holdings	4,406	1,843
Purchases of investments	(16,568)	(73,581)
Purchases of property and equipment, net	(140)	(6,991)
Net cash provided by investing activities	97,469	16,200
Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of offering expenses	—	69,733
Proceeds from sale of common stock under an at-the-market sales agreement, net	52,622	14,902
Proceeds from sale of stock under our employee stock purchase plan	474	283
Proceeds from employees for exercises of stock options	4	13
Net cash provided by financing activities	53,100	84,931
Effect of exchange rates on cash and cash equivalents	(4)	(91)
Net increase in cash and cash equivalents	61,426	12,714
Cash and cash equivalents—beginning of period	46,009	64,418
Cash and cash equivalents—end of period	$107,435	$77,132
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$1,626	$1,805
Cash paid for income taxes	$12	$14
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities	$—	$6,017

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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia. We submitted a Biologics License Application (“BLA”) for ROLONTIS in December 2019, and in August 2021, we received a Complete Response Letter from the U.S. Food and Drug Administration (the “FDA”) regarding our Biologics License Application (“BLA”), citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are currently working on remediating the manufacturing deficiencies and expect that this work will be complete in the fourth quarter of 2021 and plan to resubmit thereafter;

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
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and nine months ended September 30, 2021 and 2020 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and nine months ended September 30, 2021 and 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. Certain prior period amounts have been reclassified for consistency with the current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed with the SEC on March 31, 2021).
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
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. Substantially all of the accumulated other comprehensive loss is comprised of foreign currency translation adjustments at September 30, 2021.
Liquidity and Capital Resources
We believe that our $133.6 million in aggregate cash, cash equivalents and marketable securities as of September 30, 2021, are sufficient to fund our current and planned operations for at least the next twelve months. We may however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three and nine months ended September 30, 2021 and 2020, all of our revenues and operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations).
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
There were 12,708,185 shares and 9,648,862 shares of outstanding securities (including stock options, restricted stock units, stock appreciation rights, and performance awards) as of September 30, 2021 and 2020, respectively, that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

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
Note 3. Fair Value Measurements
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	September 30, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$92,172	$—	$—	$92,172
Equity securities	10,237	—	—	10,237
Government-related debt securities	10,023	—	—	10,023
Mutual funds	5,900	9	—	5,909
Key employee life insurance, cash surrender value(1)	—	4,287	—	4,287
	$118,332	$4,296	$—	$122,628
Liabilities:
Deferred executive compensation liability(2)	$—	$10,489	$—	$10,489
	$—	$10,489	$—	$10,489
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
Note 4. Balance Sheet Account Detail
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:

(a) Cash and Cash Equivalents and Marketable Securities

We maintain cash balances with select major financial institutions. The Federal Deposit Insurance Corporation (FDIC) and other third parties insure a fraction of these deposits. Accordingly, these cash deposits are not insured against the possibility of a substantial or complete loss of principal and are inherently subject to the credit risk of the corresponding financial institution. There were no material unrealized losses on our investment securities at September 30, 2021 or December 31, 2020.
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities that may be received from our strategic partners in connection with an out-license arrangement).
The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. As of September 30, 2021, our held securities that remain in an unrealized loss position for less than one year were insignificant and are presented in the table below.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Historical or Amortized Cost	Fair Value	Cash and Cash Equivalents	Marketable Securities
September 30, 2021
Money market funds	$92,172	$92,172	$92,172	$—
Equity securities(1)	3,528	10,237	—	10,237
Government-related debt securities	10,023	10,023	—	10,023
Mutual funds	4,753	5,900	—	5,900
Bank deposits	15,263	15,263	15,263	—
Total cash and cash equivalents and marketable securities	$125,739	$133,595	$107,435	$26,160
December 31, 2020
Money market funds	$40,560	$40,560	$40,560	$—
Equity securities	3,764	24,946	—	24,946
Government-related debt securities	92,881	92,928	—	92,928
Corporate debt securities	8,846	8,848	—	8,848
Mutual funds	4,497	5,573	—	5,573
Bank CDs	1,715	1,721	—	1,721
Bank deposits	5,449	5,449	5,449	—
Total cash and cash equivalents and marketable securities	$157,712	$180,025	$46,009	$134,016
(1)Our aggregate equity holdings consist of 6.7 million common shares of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $7.9 million as of September 30, 2021. We completed the sale of 1.8 million shares of common stock and recognized a $4.2 million gain within “other expense, net” within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021. Additionally, we hold 0.8 million common shares of Unicycive Therapeutics, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $2.3 million as of September 30, 2021.
(b) Other Receivables
“Other receivables” consists of the following:

	September 30, 2021	December 31, 2020
Other miscellaneous receivables	$2,443	$901
Income tax receivable - current portion	1,297	1,297
Interest receivable from marketable securities	123	196
Other receivables	$3,863	$2,394
(c) Prepaid Expenses and Other Current Assets
“Prepaid expenses and other current assets” consists of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses and deferred costs	$2,370	$1,996
Prepaid insurance	170	2,165
Prepaid expenses and other current assets	$2,540	$4,161
(d) Property and Equipment, net
“Property and equipment, net” consists of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	September 30, 2021	December 31, 2020
Manufacturing equipment	$—	$3,245
Computer hardware and software	1,802	1,680
Laboratory equipment	5	5
Leasehold improvements	1,267	1,267
Office furniture	307	248
Property and equipment, at cost	3,381	6,445
(Less): Accumulated depreciation	(2,874)	(2,868)
Property and equipment, net	$507	$3,577
Depreciation expense was immaterial for the three and nine months ended September 30, 2021 and 2020, respectively.

Manufacturing equipment was comprised of our owned ROLONTIS production equipment on location at our contract manufacturer. As of December 31, 2020, we determined that we would no longer proceed with the technology transfer and validation of a second manufacturing source for ROLONTIS and communicated this decision to the second source manufacturer. We had invested significant capital to prepare this facility for production. Due to the decision to halt this work, we determined that the value of certain ROLONTIS production equipment had a carrying amount in excess of the anticipated recoverable value as there would be no future cash flows from these assets other than through the sale of this equipment. We determined the fair value of these assets under an orderly liquidation value method, and based on the valuation performed we recorded an impairment of $19.7 million to our carrying value for this equipment, which was recorded as research and development expense for the year ended December 31, 2020 within the Consolidated Statements of Operations. During the three months ended September 30, 2021, this equipment was surrendered in connection with the termination of our agreement with our second source manufacturer and we recorded incremental research and development expense of $2.9 million. Fair value was based on observable market data (“Level 2”). Due to the specialized nature of this production equipment, adjustments to observable market data were applied (“Level 3”).
(e) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	September 30, 2021	December 31, 2020
Trade accounts payable and other	$40,914	$34,385
Lease liability - current portion	1,451	1,544
Commercial Product Portfolio accruals (Note 7)	6,617	7,842
Accounts payable and other accrued liabilities	$48,982	$43,771
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of GTN estimates related to the Commercial Product Portfolio accruals were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances	Total
Balance as of December 31, 2019	$14,671	$1,138	$4,714	$20,523
(Less): Payments and credits against GTN accruals	(12,070)	(196)	(415)	(12,681)
Balance as of December 31, 2020	$2,601	$942	$4,299	$7,842
(Less): Payments and credits against GTN accruals	(1,160)	—	(65)	(1,225)
Balance as of September 30, 2021	$1,441	$942	$4,234	$6,617

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Note 5. Stock-Based Compensation
In June 2018, we adopted the 2018 Long-Term Incentive Plan, which provided for the issuance of restricted stock awards and units, incentive and nonqualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants and members of our Board of Directors.
We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three and nine months ended September 30, 2021 and 2020, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$2,927	$3,018	$8,730	$9,773
Research and development	1,187	1,090	3,956	3,598
Total stock-based compensation	$4,114	$4,108	$12,686	$13,371
We granted 3.5 million stock options with a weighted average exercise price of $3.65 during the nine months ended September 30, 2021. At September 30, 2021 we had 12.4 million options outstanding with a weighted average exercise price of $5.87. Additionally, we granted 2.4 million restricted stock awards with a weighted average grant date fair value of $3.62 during the nine months ended September 30, 2021. At September 30, 2021 we had 4.9 million restricted stock awards outstanding with a weighted average grant date fair value of $4.70.
Note 6. Financial Commitments and Contingencies and Key License Agreements
(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from less than one to five years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.
We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring October 31, 2021 which has been extended through October 31, 2022. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2022, in addition to other administrative office leases. We entered into a new office facility lease in Boston under a non-cancelable operating lease expiring in December 31, 2024. We recognize lease expense on a straight-line basis over the expected term of these operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations.
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of September 30, 2021 and 2020, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases (“Topic 842”).
The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the three and nine months ended September 30, 2021, we recognized $1.8 million of additional right-of-use assets in exchange for $1.8 million lease liabilities.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Financial Reporting Captions
The below table summarizes the lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases	Condensed Consolidated Balance Sheet Caption	September 30, 2021	December 31, 2020
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$2,881	$2,247

Operating lease liabilities - current	Accounts payable and other accrued liabilities	1,451	1,544
Operating lease liabilities - non-current	Other long-term liabilities	1,593	883
Total operating lease liabilities		$3,044	$2,427

As of September 30, 2021 and December 31, 2020, our “facility and equipment under lease” consisted of office and research facilities of $2.5 million and $1.9 million, respectively, and office equipment of $0.4 million and $0.3 million, respectively.
Components of Lease Expense
We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$381	$466	$1,274	$1,398
Variable lease cost	79	86	280	314
Short-term lease cost	13	17	46	46
Total lease cost	$473	$569	$1,600	$1,758
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of September 30, 2021	2.7 years	4.2%
Operating leases as of December 31, 2020	1.6 years	7.8%
Future Contractual Lease Payments
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Operating Leases - future payments	September 30, 2021
2021 (remaining)	$382
2022	1,301
2023	657
2024	669
2025	98
2026	73
Total future lease payments, undiscounted	$3,180
(Less): Implied interest	(136)
Present value of operating lease payments	$3,044
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
Impact of Commercial Product Portfolio Transaction
In March 2019, we completed the Commercial Product Portfolio Transaction and substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio were transferred to Acrotech at the closing of the Commercial Product Portfolio Transaction. However, under the terms of this transaction we retained our trade “accounts receivable, net” and GTN liabilities included within “accounts payable and other accrued liabilities” associated with our product sales made on and prior to February 28, 2019.
Accordingly, these Condensed Consolidated Financial Statements reflect the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations”. The most significant remaining agreements associated with our continuing operations are listed below, along with the key financial terms and our corresponding accounting and reporting conventions for each:
(i) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) for ROLONTIS, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan and hold its worldwide rights (except for Korea, China, and Japan). We are contractually obligated to pay Hanmi tiered royalties that range from the low double-digits to mid-teens on our annual net sales of ROLONTIS.
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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At September 30, 2021 and December 31, 2020, the aggregate value of this DC Plan liability was $10.5 million and $9.8 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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

Shareholder Litigation

On August 31, 2021, a shareholder lawsuit was filed against us in the U.S. District Court for the District of Nevada, which alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for ROLONTIS in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel in this putative securities class action. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims.
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
Condensed Consolidated Statements of Operations
The following table presents the various elements of “income (loss) from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$—	$(1)	$—	$(101)
Total revenues	—	(1)	—	(101)
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	6	—	133	(229)
Selling, general and administrative	—	—	—	(1)
Research and development	5	(67)	94	(126)
Total operating costs and expenses	11	(67)	227	(356)
Income (loss) from discontinued operations before income taxes	(11)	66	(227)	255
Provision for income taxes from discontinued operations	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(11)	$66	$(227)	$255
Condensed Consolidated Balance Sheets
Accounts receivable derived from our product sales on and prior to February 28, 2019 were not transferred to Acrotech as part of Commercial Product Portfolio Transaction, nor were our GTN liabilities and trade accounts payable assumed by Acrotech that were associated with our commercial activities on and prior to February 28, 2019. Accordingly, these specific assets and liabilities remain presented within “accounts receivable, net and “accounts payable and other accrued liabilities” on the accompanying Condensed Consolidated Balance Sheets.
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

On July 13, 2021, we filed a shelf registration statement with the SEC on Form S-3, which was declared effective by the SEC on July 21, 2021 (the “Registration Statement”). The Registration Statement registered an aggregate offering price of up to $300 million of securities that may be issued and sold by us from time to time, including up to an aggregate offering price of $150 million of common stock (which amount is included in the $300 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the April 2019 ATM Agreement.
We sold and issued common shares under the April 2019 ATM Agreement as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Period in Which Issued	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Year ended December 31, 2019	221,529	$1,814
Year ended December 31, 2020	3,950,398	$14,902
Quarter ended March 31, 2021	5,678,893	$21,357
Quarter ended June 30, 2021	10,172,498	$31,265
Quarter ended September 30, 2021	—	$—

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
•our ability to successfully develop, obtain regulatory approval of, and market our products;
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
•our dependence on the production capabilities of contract manufacturing organizations (“CMOs”) and other third-parties for active pharmaceutical ingredients (“APIs”), drug products, related supplies and logistical services;
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
Impact of COVID-19 Pandemic
On March 11, 2020, COVID-19 was declared a pandemic by the World Health Organization. Concerns related to the spread of COVID-19 have created global business disruptions as well as disruptions in our operations. The ongoing COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. Notably, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators.
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

The extent to which the COVID-19 pandemic may continue to impact our results of operations, including the long-term nature of the impacts, depends on numerous evolving factors, which are highly uncertain and difficult to predict, including the adoption rate of the COVID-19 vaccines, the emergence and spread of variants (including the Delta variant, a rapidly spreading strain of coronavirus), the scope and the timing to further contain the virus or treat its impact, and to what extent normal economic and operating conditions can resume, among others. For more information related to the impact of COVID-19 on our business, refer to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2021, as filed with the SEC on August 12, 2021.
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
We have three drugs in development:
•ROLONTIS, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for chemotherapy-induced neutropenia. We submitted a BLA for ROLONTIS in December 2019, and in August 2021 we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are currently working on remediating the manufacturing deficiencies and expect that this work will be complete in the fourth quarter of 2021 and plan to resubmit thereafter;
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
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
Our product pipeline is summarized below:
ROLONTIS, a novel long-acting G-CSF:
We submitted our updated BLA for ROLONTIS to the FDA on October 24, 2019, which was accepted for review by the FDA on December 20, 2019. Our BLA is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLONTIS in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. On October 26, 2020, we announced that the FDA PDUFA target action date set for October 24, 2020 was deferred pending inspection of the Hanmi manufacturing facility in Korea due to COVID-19 related travel restrictions. In early June 2021, the FDA conducted the pre-approval inspection of the Hanmi manufacturing facility. In August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are currently working on remediating the manufacturing deficiencies and expect that this work will be complete in the fourth quarter of 2021 and plan to resubmit thereafter.
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
Poziotinib, an irreversible tyrosine kinase inhibitor targeting EGFR and HER2 mutations:
In October 2017, we announced the start of our pivotal ZENITH20 Phase 2 global clinical trial with active sites in the U.S., Canada and Europe. The ZENITH20 trial consists of seven cohorts of NSCLC patients. Cohorts 1 (EGFR) and 2 (HER2) include previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) include first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is overall response rate (“ORR”). Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains. Cohorts 1-3 have completed enrollment while Cohorts 4-7 continue to enroll patients.

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

On July 27, 2020, we announced that we met the pre-specified primary endpoint for Cohort 2 in the ZENITH20 trial evaluating previously treated NSCLC patients with HER2 exon 20 insertion mutations. Cohort 2 enrolled a total of 90 patients who received an oral, once daily dose of 16 mg of poziotinib. All the patients had failed at least one line of prior systemic therapy with 60 patients (67%) having failed two or more prior therapies, including chemotherapy and immunotherapy. All responses were read independently and confirmed by a central imaging laboratory using RECIST criteria. The intent-to-treat analysis demonstrated a confirmed ORR of 27.8% (95% CI of 18.9%-38.2%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.9% exceeded the pre-specified lower bound of 17% in this heavily pre-treated population. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR tyrosine kinase inhibitors. These results were presented at the European Society for Medical Oncology (“ESMO”) Virtual Congress 2020 Science Weekend held in September 2020.

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

In September 2021, new data was presented at the ESMO meeting that took place in Paris. Cohort 4 of the ZENITH20 clinical trial is enrolling treatment-naïve NSCLC patients with HER2 exon 20 insertion mutations. This cohort is investigating the efficacy of poziotinib with a once daily (“QD”) and twice daily (“BID”) (ongoing) dosing strategy. Poziotinib 16mg was administered orally once daily for the first 48 patients allowing dose reductions/interruptions for toxicity. For these first 48 patients that were dosed at the 16mg once per day dose, the ORR was 44%. The disease control rate was 75%. The median duration of response was 5.4 months and the median progression free survival was 5.6 months. 88% of patients had dose interruptions and 77% had reductions from the 16mg QD starting dose, while 13% had AE related discontinuations. The most common treatment related adverse events were typical of TKIs and what we’ve seen in prior studies. Grade 3 AEs were rash, stomatitis, diarrhea, and paronychia. Importantly, Grade 3 pneumonitis was only seen in one patient. In general, the safety profile was manageable. Following these first 48 patients, we are now dosing patients at the 8mg BID dosing schedule.

Anti-CD20-IFNα:

In April 2019, we executed a license agreement with ImmunGene for an antibody-interferon fusion molecule directed against CD20 (Anti-CD20-IFNα) that is in Phase 1 development for treating relapsed or refractory non-Hodgkin’s lymphoma (“NHL”), This technology is designed to selectively target NHL with therapeutic doses of IFNa, while minimizing systemic toxicity. Under the terms of this agreement, we received the exclusive worldwide rights to commercialize this drug for any indication, and are financially responsible for the clinical and regulatory development programs.
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
Critical Accounting Policies and Estimates
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of significant estimates and assumptions made by our management as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Revenue recognition;
•Property and equipment, net;
•Stock-based compensation; and
•Research and development costs.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)		(in thousands)		($ in thousands)		(in thousands)
Operating costs and expenses:
Selling, general and administrative	$12,243	$15,116	$(2,873)	(19.0)%	$41,515	$44,654	$(3,139)	(7.0)%
Research and development	20,850	24,453	(3,603)	(14.7)	69,335	62,192	7,143	11.5
Total operating costs and expenses	33,093	39,569	(6,476)	(16.4)	110,850	106,846	4,004	3.7
Loss from continuing operations before other income (expense) and income taxes	(33,093)	(39,569)	6,476	(16.4)	(110,850)	(106,846)	(4,004)	3.7
Interest income, net	11	188	(177)	(94.1)	121	1,217	(1,096)	(90.1)
Other income (expense), net	9	(9,131)	9,140	(100.1)	(7,948)	(15,720)	7,772	(49.4)
Total other income (expense)	20	(8,943)	8,963	(100.2)	(7,827)	(14,503)	6,676	(46.0)
Loss from continuing operations before income taxes	(33,073)	(48,512)	15,439	(31.8)	(118,677)	(121,349)	2,672	(2.2)
Provision for income taxes from continuing operations	—	(6)	6	(100.0)	(9)	(15)	6	(40.0)
Loss from continuing operations	(33,073)	(48,518)	15,445	(31.8)	(118,686)	(121,364)	2,678	(2.2)
Income (loss) from discontinued operations, net of income taxes	(11)	66	(77)	(116.7)	(227)	255	(482)	(189.0)
Net loss	$(33,084)	$(48,452)	$15,368	(31.7)%	$(118,913)	$(121,109)	$2,196	(1.8)%

Quarterly Discussion
Selling, General and Administrative. Selling, general and administrative expense decreased by $2.9 million in the current year period, primarily related to $0.8 million of decreased IT infrastructure and system expenses and $1.6 million of decreased professional and outside service expenses as a result of a reduction in audit and consultancy fees.
Research and Development. Research and development expenses decreased by $3.6 million in the current period, primarily due to decreased program activities of $6.3 million for Rolontis, partially offset by $2.2 million of increased Poziotinib process development and testing expenses and $0.6 million of increased personnel-related expenses.
Total Other Income (Expense). Total other income (expense) increased by $9.0 million due to $9.0 million of unrealized gains recorded from our equity holdings compared to the prior year period.
Year to Date Discussion
Selling, General and Administrative. Selling, general and administrative expenses decreased $3.1 million in the current year period, primarily related to $2.8 million of decreased professional and outside service expenses as a result of a reduction in audit and consultancy fees and $0.3 million of decreased personnel related expense compared to the prior period.
Research and Development. Research and development expenses increased by $7.1 million in the current period, primarily due to (i) increased program activities of $9.0 million for poziotinib, and (ii) $3.7 million of increased personnel-related expenses. These increases were partially offset by (i) $4.7 million of decreased program activities for Rolontis, and (ii) $1.6 million of decreased spend related to our early stage compounds.
Total Other Expense. Total other expense decreased by $6.7 million in the current year period primarily due to an increase of (i) $3.2 million in the market value of our equity holdings, (ii) $3.9 million of realized gains from the sale of our equity holdings, (iii) $0.2 million of gains from our life insurance policies, and (iv) $0.5 million of lower currency exchange losses, compared to the prior year period. These gains were partially offset by $1.1 million of lower interest income from our investments.
Liquidity and Capital Resources
We believe that our $133.6 million in aggregate cash, cash equivalents and marketable securities as of September 30, 2021, will be sufficient to fund our current and planned operations for at least the next twelve months. We may however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
Net Cash Used In Operating Activities
Net cash used in operating activities was $89.1 million for the nine months ended September 30, 2021, as compared to $88.3 million in the prior year period. This increase in net cash used in operating activities was primarily related to increased research and development program spend.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $97.5 million for the nine months ended September 30, 2021, as compared to $16.2 million during the prior year period. The cash provided by investing activities for the first nine months of 2021 primarily relates to $109.8 million of proceeds from maturities of our investments and $4.4 million of proceeds received from the sale of our equity holdings. This cash received was partially offset by $16.6 million of purchased investments and $0.1 million of purchased property and equipment.
Net Cash Provided by Financing Activities

Net cash provided by financing activities was $53.1 million for the nine months ended September 30, 2021, as compared to $84.9 million during the prior year period. Our cash provided by financing activities for the first nine months of 2021 primarily relates to $52.6 million of proceeds from shares of common stock sold pursuant to an at-the-market sales agreement and $0.5 million of proceeds from employee stock purchases under our employee stock purchase plan.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, nor do we currently have any, as defined under SEC rules.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Item 1A. Risk Factors
Except as set forth below, as of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, and our Quarterly Report on Form 10-Q for the period ended June 30, 2021, as filed with the SEC on August 12, 2021.

Our supply of APIs and drug products is and will remain dependent upon the production capabilities of CMOs and other third-parties for related supplies and logistical services. Some of these vendors are based overseas. If our CMOs and other suppliers are not able to meet our requirements or FDA scrutiny, we may be unable to obtain approval for our products. Even if we do obtain approval for our products, we may be limited in our ability to meet demand for our products, ensure regulatory compliance, or maximize profit on the future sale of our products. Any manufacturing-related disruptions could create significant demand on our limited capital resources, and there can be no assurance that we would be able to continue as a going concern.

In addition, our dependence on these ex-U.S. vendors also subjects us to business interruption risks related to COVID-19, and/or similar outbreaks, which could have a material adverse impact on us.

We have no internal manufacturing capacity for APIs or our drug products. We therefore have entered into agreements with CMOs and other suppliers to supply us with APIs and our finished drug products. Success in the development and marketing of our drug products depends, in part, upon our ability to maintain, expand and enhance these existing relationships and establish new sources of supply. The manufacture of APIs and finished drug products, including the acquisition of compounds used in the manufacture of the finished drug products, may require considerable lead times. We have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers. Some of the third-party manufacturing facilities used in the production of APIs and our drug products are located outside of the U.S. and require FDA approval, which they may have limited experience with obtaining. Our CMOs and other suppliers are subject to inspection by the FDA and may receive observations that they may not be able to resolve in a timely or effective manner, which could impact whether our products can be approved on a timely basis, if at all. We recently received a Complete Response Letter from the FDA for our Rolontis BLA that cited various manufacturing deficiencies at our API and our fill-and-finish suppliers. There is no guarantee that the remediation efforts will be found to be acceptable by the FDA.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of manufacturing and testing techniques, process controls, and scaling of production to meet commercial requirements. Manufacturers of pharmaceutical products often encounter difficulties during preparation for production, including technical challenges production costs, yields, quality control and assurance. If manufacturing deficiencies are noted by the FDA at any of the manufacturing facilities utilized in our products, there can be no assurance that we, or our CMOs, can resolve these manufacturing deficiencies on a timely basis, if at all. Any manufacturing-related disruptions could create significant demand on our limited capital resources, and there can be no assurance that we would be able to continue as a going concern.

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

If problems arise during the manufacture of a batch of our drug products, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause of the problem and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent that one of our suppliers experiences significant manufacturing problems, this could have a material adverse effect on our revenues and profitability.

Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adherence to the FDA’s current Good Manufacturing Practice (“cGMP”) requirements, the possible breach of the manufacturing agreement by the CMO and the possibility of termination or non-renewal of the agreement by the CMO, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our drug products, our CMO facilities must be approved by the FDA and typically pass a pre-approval inspection. In order to obtain FDA approval, the FDA must conclude that all of the suppliers’ manufacturing methods, equipment and processes comply with cGMP requirements.

The cGMP requirements govern organization and personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling control, holding and distribution, laboratory controls, records and reports, and returned and salvaged drug products. In addition, our CMOs will be subject to on-going periodic inspection by the FDA and corresponding state and foreign agencies for compliance with their cGMP requirements, regulations and other regulatory standards. We do not have control over our CMOs’ compliance with these regulations and standards. Any failure of our third party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection, periodic on-going inspection by the FDA and cGMP requirements, could result in sanctions being imposed on them or us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Finally, our business could be adversely impacted by the effects of the COVID-19 pandemic, or by other public health emergencies. We source some of our APIs and other materials from Asia, including China and South Korea. Due to our current reliance on these vendors for ROLONTIS and poziotinib supply, we risk disruption in our supply chain (including restrictions on export or shipment), depending on the severity of the coronavirus outbreak and the potential government restrictions placed on our vendors or their transports.

If our suppliers fail to deliver materials and services needed for commercial manufacturing in a timely and sufficient manner or fail to comply with applicable regulations, and if we fail to timely identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.

We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of API in accordance with the FDA’s cGMP for drug products. Although we conduct our own inspections and review and/or approve investigations of each supplier, there can be no assurance that the FDA, upon inspection, would find that the supplier is complying with the cGMP requirements, where applicable. If a supplier fails to comply with these requirements or the comparable requirements in foreign countries, regulatory authorities may subject them or us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products. If we are required to find a new or additional supplier, we will need to evaluate that supplier’s ability to provide material that meets regulatory requirements, including cGMP requirements, as well as our specifications and quality requirements, which would require significant time and expense and could delay the production of our drug products. In general, if any of our suppliers is unwilling or unable to meet its supply obligations or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock may decline.

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

On October 26, 2020, we announced that the FDA had deferred action on the BLA for ROLONTIS due to its inability to conduct an inspection of the Hanmi manufacturing facility in South Korea as a result of travel restrictions associated with the COVID-19 pandemic. In early June 2021, the FDA conducted the pre-approval inspection of the Hanmi manufacturing facility. In August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We are currently working on remediating the manufacturing deficiencies and expect that this work will be complete in the fourth quarter of 2021 and plan to resubmit thereafter. However, we cannot guarantee that we, together with our contract manufacturers, will be able to remediate the cited deficiencies in a timely manner, or at all, and we cannot predict whether the COVID-19 pandemic will again delay or even prevent the FDA from completing any reinspections that may be required in connection with a resubmission of the BLA for ROLONTIS.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.     Other Information

None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/2019
3.1	Restated Certificate of Incorporation.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws	8-K	001-35006	3.1	3/29/2018
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	November 10, 2021	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)