Form 10-K
period 2021-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2022-03-18
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
11500 South Eastern Avenue, Suite 220
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $353.9 million (based upon the $3.75 per share closing sale price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2021, the last trading date of the registrant’s most recently completed second fiscal quarter).
As of March 10, 2022, approximately 177,151,513 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Parts II and III are omitted from this Annual Report on Form 10 K and incorporated by reference to our definitive proxy statement for our 2022 annual meeting of shareholders (“2022 Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If our 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development and commercialization activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the impact of the ongoing resurgences in Covid-19 infections or new strains of the virus on our business, the success, safety and efficacy of our drug products, revenues and revenue assumptions, clinical studies, including designs and implementation, development and commercialization timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “would,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. All forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, and the following factors, among others:

•our ability to successfully develop, obtain regulatory approval, and market our products;
•the approval, or timing of approval, of our products or new indications for our products by the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies;
•the overall impact of COVID-19 on our business, including on the timing of the completion of the FDA’s review of our Biologics License Application (“BLA”) of eflapegrastim;
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
***
SPECTRUM PHARMACEUTICALS, INC. ® is a registered trademark of Spectrum Pharmaceuticals, Inc. and its affiliates. REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals’ logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.
PART I
Item 1. Business
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management.
We have two drugs in late-stage development:
•Eflapegrastim, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On August 6, 2021, we announced the receipt of a complete response letter (“CRL”), that cited manufacturing deficiencies related both to the drug substance and drug product manufacturers. We believe we have completed the remediation of these deficiencies and resubmitted the BLA on March 11, 2022;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, we announced we submitted our New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product has received Fast Track designation and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, we announced that we had received notice that the NDA had been accepted and received a Prescription Drug User Fee Act (“PDUFA”) action date of November 24, 2022.
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
According to the American Cancer Society’s publication Cancer Facts & Figures 2021, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.9 million new cancer cases are expected to be diagnosed in 2021 and approximately 608,570 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 80% of all cancers are diagnosed in people 55 years of age or older. In the U.S., approximately 41 out of 100 men and 39 out of 100 women will develop cancer during their lifetime. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective for different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.
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
Product Pipeline
Eflapegrastim
Eflapegrastim (previously referred to as “ROLONTIS”) is a novel long-acting G-CSF that employs a proprietary LAPSCOVERY™ technology to enhance the duration of therapeutic effects and reduce the frequency of administration. Eflapegrastim is being investigated for the treatment of chemotherapy-induced neutropenia. In January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) for eflapegrastim worldwide rights, except in Korea, China, and Japan.
Chemotherapy can cause myelosuppression that can lead to neutropenia, a condition where the number of neutrophils or white blood cells are too low, which can lead to infection, hospitalization, and even death. G-CSF stimulates the production of white blood cells by the bone marrow. A recombinant form of G-CSF is used in appropriate cancer patients to accelerate recovery from neutropenia after chemotherapy, allowing higher-intensity treatment regimens to be given at full-dosage and on schedule. The U.S. annual market opportunity for long-acting G-CSF-related drugs is currently approximately $2 billion, based on quarterly reported revenue.
We submitted our BLA for eflapegrastim to the FDA on October 24, 2019. Our BLA is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of eflapegrastim in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. Both studies met the pre-specified endpoint of non-inferiority in duration of severe neutropenia and met all of the secondary endpoints. In addition, the safety profile was similar to pegfilgrastim. On August 6, 2021, we announced the receipt of a CRL based on manufacturing deficiencies identified at both the drug substance and drug product manufacturers. The Company believes these manufacturing deficiencies have been remediated and on March 11, 2022, we resubmitted the BLA for eflapegrastim.
A company sponsored clinical trial has been initiated to evaluate the administration of eflapegrastim on the same day as chemotherapy. This Phase 1 clinical trial is a randomized, open label, actively controlled study to evaluate the same-day dosing of eflapegrastim on duration of neutropenia when administered at varying intervals following docetaxel and cyclophosphamide (TC) chemotherapy in patients with early-stage breast cancer. On March 4, 2021, at the virtual 38th Annual Miami Breast Cancer Conference®, the Company presented positive early data showing rapid absolute neutrophil count (ANC) recovery in the first three patients dosed in the 30-minute arm of the same-day dosing. This arm met the prespecified interim safety evaluation criteria and therefore supported the expansion of this arm to 15 patients. The study design included an interim safety evaluation that was conducted once the first three patients in each arm (30 minutes, 3 hours, or 5 hours) completed Cycle 1. Based on this review, the 30-minute arm expanded to a total of 15 patients, while the 3- and 5-hour dosing arms have been discontinued. In the 30-minute dosing arm, ANC recovery was more rapid compared to the 3- and 5-hour arms. ANC nadir was also deeper and longer for the 3- and 5-hour arms compared to the 30-minute arm. The overall safety profile for the 30-minute arm was similar to what has been seen previously in large randomized studies with G-CSF given 24 hours after chemotherapy.
Poziotinib

Poziotinib is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (EGFR) family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations of over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer. In March 2015, we entered into a co-development and commercialization agreement with Hanmi for poziotinib worldwide rights, except in Korea and China.

Our clinical development program for poziotinib is focused on previously treated NSCLC, first-line treatment of NSCLC and treatment of other solid tumors with HER2 mutations. NSCLC tumors with HER2 exon 20 insertion mutations are rare and have generally not been responsive to other tyrosine kinase inhibitors. Patients with these mutations have a poor prognosis, and available treatment options are limited. Poziotinib, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of tumors with HER2 exon-20 insertion mutations.
In October 2017, we announced the start of a pivotal Phase 2 global clinical trial with active sites in the U.S., Canada and Europe (“ZENITH20”). The ZENITH20 trial consists of seven cohorts of NSCLC patients. Cohorts 1, 2, 3 and 4 have completed enrollment while Cohorts 5, 6, and 7 are currently enrolling patients. Cohorts 1 (EGFR) and 2 (HER2) include previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) include first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is objective response rate (“ORR”). Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations and is evaluating different dosing regimens. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.

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
In March 2021, we announced that the FDA granted Fast Track designation for Poziotinib based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutations. On December 6, 2021, we announced the submission of its NDA for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. On February 11, 2022, the Company announced that the file had been accepted and an action date of November 24, 2022 had been set.
In March 2022, the Company presented the results of Cohort 4 at the ESMO Targed Anticancer Therapies (“TAT”) meeting. Cohort 4 of the ZENITH20 clinical trial enrolled a total of 70 patients, 48 of whom received an oral once daily dose of 16 mg of poziotinib and 22 of who received an oral twice daily dose of 8 mg of poziotinib. The intent-to-treat analysis demonstrated a confirmed ORR of 41% (95% CI of 30%-54%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 30% exceeded the pre-specified lower bound of 20%. The median duration of response was 5.7 months and median progression free survival was 5.6 months. The most common treatment related Grade ≥ 3 adverse events were rash (30%), stomatitis (19%), diarrhea (14%), and paronychia (7%). In addition, the incidence of Grade ≥ 3 pneumonitis was low at 3%. The safety profile was consistent with the TKI class.
Manufacturing
We currently do not have internal manufacturing capabilities. All of our products are/were manufactured by third parties that specialize in these services. We expect to continue to contract with third-parties for our manufacturing and packaging requirements, including active pharmaceutical ingredients (API) and finished-dosage products. We believe that our current agreements provide sufficient capacity to support our clinical requirements and the anticipated commercial demand for our products. Where feasible, we maintain secondary supplier sources for our drug products to mitigate the risk of over-reliance on any single supplier. We attempt to prevent supply disruption through our executed supply agreements, appropriate forecasting, and maintaining base stock levels.

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
Companies that have products on the market or in research and development that target the same indications as our in-development products or new compounds sought include, among others: Amgen, Inc., Coherus BioSciences, Mylan Pharmaceuticals, Inc., Sandoz, Pfizer, AstraZeneca plc, Takeda Pharmaceutical Company Ltd, Rain Therapeutics Inc., Janssen Research & Development, Taiho Pharmaceutical Co., Ltd., Cullinan Oncology, LLC, Daiichi-Sankyo Co., Ltd., Genentech, Inc., Gilead Sciences, Inc., Jiangsu Hengrui Pharmaceuticals Co., Ltd., and Novartis International AG.
Each of the aforementioned companies may be more advanced in the development of competing drug products. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancer types and have substantially greater resources and expertise than we do.
We believe that the current competitive landscape for each of our key in-development products, is as follows:

(a)Eflapegrastim is a novel long-acting G-CSF that employs a proprietary technology that prolongs the duration of biologics, reducing the frequency of administration. There is currently one novel long-acting G-CSF and four biosimilar G-CSFs marketed in the United States including, Neulasta® (pegfilgrastim), marketed by Amgen, Inc., UDENYCA™ (pegfilgrastim-cbqv), a biosimilar marketed by Coherus BioSciences, Fulphila® (pegfilgrastim-jmdb), a biosimilar marketed by Mylan Pharmaceuticals, Inc., and Ziextenzo® (pegfilgrastim-bmez), a biosimilar marketed by Sandoz, and NYVEPRIA™ (pegfilgrastim-apgf), a biosimilar marketed by Pfizer, Inc. In addition, there are several novel products in development that may compete with eflapegrastim if they are approved, including G1 Therapeutics’ trilaciclib, BeyondSpring’s plinabulin, and Evive Biotech’s benegrastim.

(b)Poziotinib is a novel investigational, oral, quinazoline-based pan-HER inhibitor that irreversibly blocks signaling through the EGFR family of tyrosine-kinase receptors, including human epidermal growth factor receptor (HER1/ErbB1/EGFR), HER2 (ErbB2), and HER4 (ErbB4), as well as HER receptor mutations. Poziotinib’s development program is primarily focused on advanced NSCLC patients harboring exon 20 insertion mutations in HER2(ErbB2). At present there are no FDA approved therapies for metastatic NSCLC patients with HER2 exon 20 insertion mutations.

There are a number of other targeted therapies focused on these subtypes of NSCLC that are in early clinical investigation by our potential competitors, including: TAGRISSO (Osimertinib) - AstraZeneca, Tarlox (tarloxotinib) - Rain Therapeutics Inc., DS-8201a - Daiichi Sankyo, CLN081 - Taiho Pharmaceutical Co., Ltd., and Cullinan Oncology, LLC, and Pyrotinib - Jiangsu Hengrui Pharmaceuticals Co., Ltd.
New drug development is the process whereby drug product candidates are tested for the purpose of filing a NDA or a BLA, in the U.S. (or similar filing in other countries). Obtaining marketing approval from the FDA or similar regulatory authorities outside of the U.S. is an inherently uncertain, lengthy, and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is particularly uncertain and lengthy.
Our in-development products are summarized below:

Eflapegrastim
An investigational long-acting granulocyte colony-stimulating factor (G-CSF) for the treatment of chemotherapy-induced neutropenia.

Poziotinib
An investigational orally administered, irreversible tyrosine kinase inhibitor (TKI) for the treatment of solid tumors.

Our research and development expenses for drug development are comprised of our personnel expenses, contracted services with third parties, license fees and milestone payments to third parties, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2021 and 2020:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2021	2020
Eflapegrastim	$14,785	$52,101
Poziotinib	37,635	24,254
Anti-CD20-IFNα	1,073	2,876
Other in-development indications/drugs	1,447	789
Total — Direct costs	54,940	80,020
Add: General research and development expenses (including personnel costs that correspond to more than one in-development project)	32,357	29,360
(Less): Reimbursements from development partners	—	(3)
Total research and development expenses from continuing operations	$87,297	$109,377

Total research and development expenses from discontinued operations	$59	$(43)
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
Eflapegrastim: Composition of matter patents covering eflapegrastim are due to expire in 2025 in the U.S. and in 2024 outside the U.S. We also have a eflapegrastim formulation patent granted in the U.S., Europe, Japan and other countries. The formulation patent will not expire in the U.S. until 2031. One of these patents is eligible for possible patent term extension following regulatory approval of eflapegrastim. Eflapegrastim is also covered by additional patents and pending applications claiming various aspects of the technology and formulation that are due to expire between 2024 and 2030.

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
In addition to the specific intellectual property subjects discussed above, we have a trademark registration in the U.S. for Spectrum Pharmaceuticals, Inc.®. We also have trademarks for the Spectrum Pharmaceuticals’ logos. Any other trademarks are the property of their respective owners.
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
Investigational New Drug Application (“IND”): After certain pre-clinical studies are completed, an IND application is submitted to the FDA to request the ability to begin human testing of the drug or biologic. An IND becomes effective thirty days after the FDA receives the application (unless the FDA notifies the sponsor of a clinical hold), or upon prior notification by the FDA.
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
Postmarketing requirements (PMRs): PMR refers to postmarketing requirements, studies or clinical trials the sponsor is required to conduct. These studies might be required for a number of reasons including:
•Postmarketing studies or clinical trials to demonstrate clinical benefit for drugs approved under the accelerated approval requirements
•Deferred pediatric studies, where studies are required under the Pediatric Research Equity Act (PREA)
•Studies or clinical trials to demonstrate safety and efficacy in humans that must be conducted at the time of use of products approved under the Animal Efficacy Rule
Phase 4 Clinical Trials: After a drug has been approved by the FDA, Phase 4 studies may be conducted to explore additional patient populations, compare the drug to a competitor, or to further study the risks, benefits and optimal use of a drug. These studies may be a requirement as a condition of the initial approval of the NDA or BLA.
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
Employees
As of December 31, 2021, we had 164 employees (as compared to 176 employees as of December 31, 2020), 163 of whom were full-time employees, 7 of whom hold an M.D. degree and 29 of whom hold a Ph.D. degree.

We are an equal opportunity employer and we maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status.

We are proud to employ a diverse workforce that, as December 31, 2021, was 66% non-white and 47% women. In addition, as of December 31, 2021, women made up 17% of our senior leadership team. We strive to build and nurture a culture where all employees feel valued and embrace unique points of view.
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
Our principal executive office is located at 11500 South Eastern Avenue, Suite 220, Henderson, Nevada 89052. Our telephone number is (702) 835-6300. Our website is located at www.sppirx.com. The information that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part hereof.
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

Risks Related to Our Business
•If we are unable to continue to successfully develop poziotinib, eflapegrastim, or any of our other pipeline products, our business, prospects, operating results, and financial condition will be materially harmed.
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
•Our supply of APIs, and drug products is and will remain dependent upon the production capabilities of contract manufacturing organizations (“CMOs”) and other third-parties for related supplies and logistical services. Some of these vendors are based overseas. If our CMOs and other suppliers are not able to meet our requirements or FDA scrutiny, we may be unable to obtain approval for our products. Even if we do obtain approval for our products, we may be limited in our ability to meet demand for our products, ensure regulatory compliance, or maximize profit on the future sale of our products. Any manufacturing-related disruptions could create significant demand on our limited capital resources, and there can be no assurance that we would be able to continue as a going concern. In addition, our dependence on these ex-U.S. vendors also subjects us to business interruption risks related to COVID-19, and/or similar outbreaks, which could have a material adverse impact on us.
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
•If our common stock continues to trade below $1, our stock could be delisted.
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
•Global, market and economic conditions may negatively impact our business, financial condition and share price.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to Our Business
If we are unable to continue to successfully develop poziotinib, eflapegrastim, or any of our other pipeline products, our business, prospects, operating results, and financial condition will be materially harmed.
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

For example, in October of 2019 we announced that we had submitted the BLA for eflapegrastim and in August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We believe we have completed the remediation of these deficiencies and resubmitted the BLA on March 11, 2022. In addition, the company announced the submission of the poziotinib NDA in December 2021. In February of 2022, the company announced that the FDA accepted the NDA and reiterated the importance of having the confirmatory trial substantially enrolled at the time of approval and requested additional information around dosing. Due to the uncertainty of the regulatory approval process, we may not be successful at developing these drugs or receiving approval.
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
•slower than anticipated patient enrollment or our inability to recruit and enroll patients to participate in clinical trials for various reasons, including the ongoing COVID-19 pandemic;

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
We will not generate any future revenue until our pipeline products, including the late-stage development products eflapegrastim and poziotinib, are approved for commercial sale by the FDA and/or other regulatory agencies. There is no guarantee as to when, if ever, our pipeline products will be approved for commercial sale. Accordingly, we may need to raise additional capital to fund our business operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, it could result in further dilution to our stockholders and adversely impact our stock price.
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
On October 26, 2020, we announced that the FDA had deferred action on the BLA for eflapegrastim due to its inability to conduct an inspection of the Hanmi manufacturing facility in South Korea as a result of travel restrictions associated with the COVID-19 pandemic. In early June 2021, the FDA conducted the pre-approval inspection of the Hanmi manufacturing facility. In August 2021, we received a Complete Response Letter from the FDA regarding our BLA, citing deficiencies related to manufacturing and indicating that a reinspection will be necessary. We believe we have completed the remediation of these deficiencies and resubmitted the BLA on March 11, 2022. However, we cannot guarantee that we, together with our contract manufacturers, will be able to remediate the cited deficiencies in a timely manner, or at all, and we cannot predict whether the COVID-19 pandemic will again delay or even prevent the FDA from completing any reinspections that may be required in connection with a resubmission of the BLA for efapegrastim.

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

We have no internal manufacturing capacity for APIs or our drug products. We therefore have entered into agreements with CMOs and other suppliers to supply us with APIs and our finished drug products. Success in the development and marketing of our drug products depends, in part, upon our ability to maintain, expand and enhance these existing relationships and establish new sources of supply. The manufacture of APIs and finished drug products, including the acquisition of compounds used in the manufacture of the finished drug products, may require considerable lead times. We have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers. Some of the third-party manufacturing facilities used in the production of APIs and our drug products are located outside of the U.S. and require FDA approval, which our third-party manufacturers may have limited experience with obtaining. Our CMOs and other suppliers are subject to inspection by the FDA and may receive observations that they may not be able to resolve in a timely or effective manner, which could impact whether our products can be approved on a timely basis, if at all. We recently received a Complete Response Letter from the FDA on August 6, 2021 for our eflapegrastim BLA that cited various manufacturing deficiencies at our API and our fill-and-finish suppliers. There is no guarantee that the remediation efforts will be found to be acceptable by the FDA.

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

Finally, our business could be adversely impacted by the effects of the COVID-19 pandemic, or by other public health emergencies. We source some of our APIs and other materials from Asia, including China and South Korea. Due to our current reliance on these vendors for eflapegrastim and poziotinib supply, we risk disruption in our supply chain (including restrictions on export or shipment), depending on the severity of the coronavirus outbreak and the potential government restrictions placed on our vendors or their transports.

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
Companies that have products on the market or in research and development that target the same indications as our in-development products or new compounds sought include, among others: Amgen, Inc., Coherus BioSciences, Mylan Pharmaceuticals, Inc., Sandoz, Pfizer, AstraZeneca plc, Takeda Pharmaceutical Company Ltd., Janssen Research & Development, Taiho Pharmaceutical Co., Ltd., Cullinan Oncology, LLC, Daiichi-Sankyo Co., Ltd., Genentech, Inc., Gilead Sciences, Inc., Jiangsu Hengrui Pharmaceuticals Co., Ltd., and Novartis International AG.
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
Our business and operations are subject to risks related to climate change.
The long-term effects of global climate change present risks to our business. Extreme weather or other conditions caused by climate change could adversely impact our supply chain and the availability and cost of raw materials and components required for the operation of our business. Such conditions could also result in physical damage to products, plants and distribution centers, as well as the infrastructure and facilities and other customers. In addition, regulations intended to limit greenhouse gas emissions, such as taxes on fuel and energy, to mitigate the impacts of climate change may increase, which could increase our operating costs and the costs charged by suppliers. These events could adversely affect our operations and our financial performance.
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
We have incurred net losses in each of the years ended December 31, 2021 and 2020. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect that in the foreseeable future we will continue to spend substantial amounts on research and development to further develop and potentially commercialize poziotinib and eflapegrastim. Accordingly, we expect to continue to incur net losses in the foreseeable future and may not achieve profitability for some time, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
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
If we obtain regulatory approval for our drug products, we, our partners, our manufacturers, and other contract entities will continue to be subject to extensive requirements by a number of international, federal, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, effectiveness, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. The FDA and foreign regulatory authorities strictly regulate the promotional claims that may be made about prescription products and our product labeling, advertising and promotion is subject to continuing regulatory review. Physicians may nevertheless prescribe our product to their patients in a manner that is inconsistent with the approved label, or that is off-label. The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and if we are found to have improperly promoted off-label uses we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.
In addition, we are subject to the federal False Claims Act, or the FCA, as well as the false claims laws of several states. The FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Suits filed under the FCA, known as “qui tam” actions, can be brought by any private individual on behalf of the government and such private individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a FCA action. When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states also have enacted laws modeled after the federal FCA.
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
The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the Pharmaceutical Research and Manufacturers of America (“PhRMA”) Code on Interactions with Healthcare Professionals, as amended. Certain states also mandate the tracking and reporting of gifts, compensation, and other remuneration paid by us to physicians and other health care providers. We have adopted and implemented a compliance program designed to comply with applicable federal, state and local requirements wherever we operate, including but not limited to the laws of the states of California and Nevada.
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
Further, the Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule.

In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that these and other healthcare reform efforts will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.
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
•announcements of FDA non-approval of our products, or delays in the FDA or other foreign regulatory review processes or actions, including the deferral of action on the BLA for eflapegrastim due to the inability to conduct an inspection of the manufacturing facility citing COVID-19 related travel restrictions;
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
Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 1, 2021 through March 10, 2022, the closing price of our common stock ranged between $0.63 and $4.45, and the daily trading volume was as high as 36.5 million shares and as low as 0.8 million shares.
Following periods of volatility in the market price of a company’s securities, a securities class action litigation may be instituted against that company. Regardless of their merit, these types of lawsuits generally result in substantial legal fees and management’s attention and resources being diverted from the operations of a business.

We have not been in compliance with the requirements of the NASDAQ Stock Market for continued listing and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our shareholders.

On March 10, 2022, we received notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for the Company's common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Market.

Nasdaq's notice has no immediate effect on the listing of the Company's common stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until September 6, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to September 6, 2022.
If the Company does not regain compliance by September 6, 2022, the Company may be eligible for an additional grace period if it applies to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company's common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Market until the completion of the appeal process.
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
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business, reputational harm and financial loss.
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information and personal data. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access and unintentional breaches. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or information security breaches due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents, particularly for cyber incidents such as advanced persistent threats. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others. Cyber-attacks and information security breaches could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our vendors may not be able to detect or prevent every attempted breach and may not permit us to respond effectively to every breach. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. Reputational harm resulting from a significant cyber incident may cause unquantifiable damage to our established goodwill. Moreover, as cyber incidents continue to evolve, we will likely be required to expend additional resources to enhance our security posture and cybersecurity defenses or to investigate and remediate any vulnerability to or consequences of cyber incidents. Our insurance coverage may not be sufficient to prevent or recover from cyberattacks, including coverage of applicable resulting losses arising from the incident.
Further, each foreign jurisdiction and U.S. state in which we operate may have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of confidential information, including recent California legislation providing for a private right of action, pose increasingly complex compliance challenges and could potentially elevate our costs over time. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents. Any failure by us to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities and/or mandated changes in our business practices.

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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of December 31, 2021 we have U.S. net operating loss carryforwards of approximately $746.6 million. As a result of our public offerings of common stock, we may have triggered an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations, and we cannot assure what, if any, the benefit related to our net operating loss carryforwards will be in the future.
Natural disasters, war and other events could adversely affect our future revenues and operating income.
Natural disasters, including the impacts of climate change, hurricanes, tornadoes, windstorms, fires, earthquakes and floods and other extreme weather events, global health pandemics, war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the United States and areas outside of the United States in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

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
Global, market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease 1,500 square feet for our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring October 31, 2022, 56,000 square feet for our administrative and research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2022, and 10,000 square feet for a research and development facility in Boston, Massachusetts under a non-cancelable operating lease expiring December 31, 2024. We believe that these leased facilities are adequate to meet our current and planned business needs.

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
On March 10, 2022, the closing price of our common stock on the NASDAQ Global Select Market was $0.79 per share, and there were 149 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement related to our 2022 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2022.
Unregistered Sales of Equity Securities
All equity securities that we sold during the period covered by this Form 10-K that were not registered under the Securities Act have been previously reported in our quarterly reports on Form 10-Q or on our current reports on Form 8-K.
Item 6. [Reserved]

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
Impact of COVID-19 Pandemic
On March 11, 2020, COVID-19 was declared a pandemic by the World Health Organization. Concerns related to the spread of COVID-19 have created global business disruptions as well as disruptions in our operations. The ongoing COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence. Further, in the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States, and in

November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected, and has since caused an increase in COVID-19 cases in multiple countries, including the United States, and of which the potential severity is currently being evaluated.
Public health officials and medical professionals have warned that COVID-19 cases may continue to spike due to the Delta variant and/or the Omicron variant, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence due to Delta or the resurgence due to Omicron will last, how severe the Delta resurgence or Omicron resurgence will be, and what safety measures governments will impose in response to the Delta resurgence or Omicron resurgence. The impact of the Delta variant and the Omicron variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the Omicron variant and the response by governmental bodies and regulators. The outbreak has and may continue to affect the Company’s operations and those of third parties on which the Company relies. The degree and duration of COVID-19’s impact on our business, our operations, and the global economy as a whole, are unknown at this time. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.
The extent to which the COVID-19 pandemic may continue to impact our results of operations, including the long-term nature of the impacts, depends on numerous evolving factors, which are highly uncertain and difficult to predict, including the adoption rate of the COVID-19 vaccines, the emergence and spread of variants (including the Delta variant, a rapidly spreading strain of coronavirus), the scope and the timing to further contain the virus or treat its impact, and to what extent normal economic and operating conditions can resume, among others. For more information related to the impact of COVID-19 on our business, refer to the risk factors included in Item 1A. of this Annual Report on Form 10-K.
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharmaceutical company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management.
At Spectrum, we thrive on collaboration and cross-functional teamwork. We exist to attack cancer and improve care so people can live longer, more fulfilling lives and have built a team to support innovative oncology drug development. Our business model focuses on building a portfolio of novel and targeted drugs in the field of oncology, through acquisition and partnerships. We bring those drugs through the development process with our partners to make them available to patients. These collaborative efforts will continue to shape the future of our pipeline and our company.
We have two drugs in late-stage development:
•Eflapegrastim, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On August 6, 2021, the Company announced the receipt of a CRL, that cited manufacturing deficiencies related both to the drug substance and drug product manufacturers. The company believes it has completed the remediation of these deficiencies and resubmitted the BLA on March 11, 2022;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for NSCLC tumors with various mutations. On December 6, 2021, the Company announced it submitted its NDA for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product has received Fast Track designation and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, the Company announced that it had received notice that the NDA had been accepted and received a PDUFA action date of November 24, 2022.
See Item 1. Business, for our discussion of:
•Company Overview
•Cancer Background and Market Size
•Product Portfolio
•Manufacturing
•Competition
•Research and Development
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals

Our product pipeline is summarized below:
Eflapegrastim, a novel long-acting G-CSF:
We submitted our BLA for eflapegrastim to the FDA on October 24, 2019 that is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of eflapegrastim in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. Both studies met the pre-specified endpoint of non-inferiority in duration of severe neutropenia and met all of the secondary endpoints. In addition, the safety profile was similar to pegfilgrastim. On August 6, 2021, we announced the receipt of a CRL based on manufacturing deficiencies identified at both the drug substance and drug product manufacturers. The company believes these manufacturing deficiencies have been remediated and on March 11, 2022, we resubmitted the BLA for eflapegrastim.
A company sponsored clinical trial has been initiated to evaluate the administration of eflapegrastim on the same day as chemotherapy. This Phase 1 clinical trial is a randomized, open label, actively controlled study to evaluate the same-day dosing of eflapegrastim on duration of neutropenia when administered at varying intervals following docetaxel and cyclophosphamide (TC) chemotherapy in patients with early-stage breast cancer. On March 4, 2021, at the virtual 38th Annual Miami Breast Cancer Conference®, the Company presented positive early data showing rapid absolute neutrophil count (ANC) recovery in the first three patients dosed in the 30-minute arm of the same-day dosing. This arm met the prespecified interim safety evaluation criteria and therefore supported the expansion of this arm to 15 patients. The study design included an interim safety evaluation that was conducted once the first three patients in each arm (30 minutes, 3 hours, or 5 hours) completed Cycle 1. Based on this review, the 30-minute arm expanded to a total of 15 patients, while the 3- and 5-hour dosing arms have been discontinued. In the 30-minute dosing arm, ANC recovery was more rapid compared to the 3- and 5-hour arms. The overall safety profile for the 30-minute arm was similar to what has been seen previously in large randomized studies with G-CSF given 24 hours after chemotherapy.
Poziotinib, a Pan ErbB inhibitor targeting HER2 exon20 mutations:
Poziotinib is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (EGFR) family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations of over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer. In March 2015, we entered into a co-development and commercialization agreement with Hanmi for poziotinib worldwide rights, except in Korea and China.

Our clinical development program for poziotinib is focused on previously treated NSCLC, first-line treatment of NSCLC and treatment of other solid tumors with HER2 mutations. NSCLC tumors with HER2 exon 20 insertion mutations are rare and have generally not been responsive to other tyrosine kinase inhibitors. Patients with these mutations have a poor prognosis, and available treatment options are limited. Poziotinib, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of tumors with HER2 exon-20 insertion mutations.

In October 2017, we announced the start of our pivotal ZENITH20 Phase 2 global clinical trial with active sites in the U.S., Canada and Europe. The ZENITH20 trial consists of seven cohorts of NSCLC patients. Cohorts 1, 2, 3 and 4 have completed enrollment while Cohorts 5, 6, and 7 are currently enrolling patients. Cohorts 1 (EGFR) and 2 (HER2) include previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) include first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is overall response rate (“ORR”). Cohort 5 includes previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations and is evaluating different dosing regimens. Cohort 6 includes NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 includes NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.
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
In March 2021, we announced that the FDA granted Fast Track designation for poziotinib based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutations. On December 6, 2021, the Company announced the submission of its NDA for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. On February 11, 2022, the Company announced that the file had been accepted and an action date of November 24, 2022 had been set.
In March 2022, the Company presented the results of Cohort 4 at the ESMO TAT meeting. Cohort 4 of the ZENITH20 clinical trial enrolled a total of 70 patients, 48 of whom received an oral once daily dose of 16 mg of poziotinib and 22 of who received an oral twice daily dose of 8 mg of poziotinib. The intent-to-treat analysis demonstrated a confirmed ORR of 41% (95% CI of 30%-54%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 30% exceeded the pre-specified lower bound of 20%. The median duration of response was 5.7 months and median progression free survival was 5.6 months. The most common treatment related Grade ≥ 3 adverse events were rash (30%), stomatitis (19%), diarrhea (14%), and paronychia (7%). In addition, the incidence of Grade ≥ 3 pneumonitis was low at 3%. The safety profile was consistent with the TKI class.
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
Research and Development
Our research and development activities primarily relate to the clinical development of new drugs and costs associated with at-risk manufacture of drug products prior to FDA approval.

These clinical development expenses specifically consist of (i) compensation (including stock-based compensation) and benefits for research and development and clinical and regulatory personnel, (ii) materials and supplies for each project, (iii) consultants, and (iv) associated regulatory and clinical site expenses.
Our research and development manufacturing expenses are recognized in the period which the activity occurs and includes (i) our technology transfer costs for production, (ii) FDA qualification costs of our contract manufacturers’ sites, and (iii) material and service costs associated with our inventory build in anticipation of FDA approval and subsequent commercial launch.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	$ Change
	($ in thousands)
Operating costs and expenses:
Selling, general and administrative	$60,406	$60,357	$49
Research and development	87,297	109,377	(22,080)
Total operating costs and expenses	147,703	169,734	(22,031)
Loss from continuing operations before other income (expense) and income taxes	(147,703)	(169,734)	22,031
Other income (expense):			—
Interest income, net	163	1,342	(1,179)
Other expense, net	(10,892)	(2,940)	(7,952)
Total other expense	(10,729)	(1,598)	(9,131)
Loss from continuing operations before income taxes	(158,432)	(171,332)	12,900
(Provision) benefit for income taxes from continuing operations	(4)	60	(64)
Loss from continuing operations	(158,436)	(171,272)	12,836
Income (loss) from discontinued operations, net of income taxes	(192)	10,404	(10,596)
Net loss	$(158,628)	$(160,868)	$2,240

Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in millions)
Operating expenses:
Selling, general and administrative	$60.4	$60.4	$—	—%
Research and development	87.3	109.4	(22.1)	(20.2)%
Total operating costs and expenses	$147.7	$169.7	$(22.0)	(13.0)%
Selling, general and administrative expenses remained consistent compared to the prior period. Included in the current period expense is $4.9 million of one-time severance expense associated with the termination of our former chief executive officer in December 2021. This increase in expense was offset by a decrease in the current period compared to the prior period of (i) $3.6 million related to professional services and (ii) $1.2 million related to personnel expenses.
Research and development expenses decreased by $22.1 million in the current period primarily related to a decrease in eflapegrastim expenses of $28.2 million due to the impairment and write-offs in 2020 related to our second source manufacturer. This decrease was partially offset by increases in poziotinib expenses of (i) $4.1 million related to manufacturing activities and (ii) $3.8 million related to the preparation and filing of our NDA.

Total Other Expense

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in millions)
Total other expense	$(10.7)	$(1.6)	$(9.1)	(568.8)%

Total other expense increased by $9.1 million primarily due to (i) $12.8 million of decreased market value of our equity holdings in the current period versus the prior period and (ii) $1.2 million of decreased interest income in the current period versus the prior period, offset by $4.7 million of increased realized gains in the current period compared to the prior period from the sale of our equity holdings.
Liquidity and Capital Resources
We believe that our $100.6 million in aggregate cash, cash equivalents, and marketable securities as of December 31, 2021 combined with $20 million of equity financing received from Hanmi in January 2022 is sufficient to fund our current and planned operations for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements and/or notes thereto.
Net Cash Used In Operating Activities
Net cash used in operating activities was $119.5 million for the year ended December 31, 2021, as compared to $121.6 million for the year ended December 31, 2020. This slight decrease in net cash used in operating activities was primarily related to changes in working capital during the year ended December 31, 2021.
Net Cash Provided By Investing Activities
Net cash provided by investing activities was $108.7 million for the year ended December 31, 2021, as compared to $18.1 million for the year ended December 31, 2020.
Cash provided by investing activities primarily relates to proceeds of $119.8 million from our investments and proceeds of $6.0 million from the sale of our equity holdings. These cash receipts were partially offset by $16.9 million of purchased investments and $0.2 million of equipment purchases.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $53.3 million for the year ended December 31, 2021, as compared to $85.2 million for the year ended December 31, 2020.
Cash provided by financing activities during the year ended December 31, 2021 relates to $52.6 million of proceeds received from common shares sold pursuant to an at-the-market-issuance sales agreement, and $0.7 million of proceeds from employee shares purchased under our employee stock purchase plan.
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
We sold and issued common shares under the April 2019 ATM Agreement as follows:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2020	3,950,398	$14,902
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2021	15,851,391	$52,621
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

During the fourth quarter of 2020, we determined that we would no longer proceed with the technology transfer and validation of a second manufacturing source for eflapegrastim and communicated this decision to the second source manufacturer. We had invested significant capital to prepare this facility for production. Given the decision to discontinue this work, we determined that the value of certain eflapegrastim production equipment had a carrying amount in excess of the anticipated recoverable value as there would be no future cash flows from these assets other than through the sale of this equipment. We determined the fair value of these assets under an orderly liquidation value method and recorded an impairment of $19.7 million to our carrying value for this equipment, which was recorded as research and development expense. In connection with this decision, we additionally wrote off $8.5 million in prepaid costs related to future manufacturing activities that would no longer be taking place as research and development expense. During the year ended December 31, 2021, this equipment was surrendered in connection with the termination of our agreement with our second source manufacturer and we recorded incremental research and development expense of $2.9 million. Fair value was based on observable market data (“Level 2”). Due to the specialized nature of this production equipment, adjustments to observable market data were applied (“Level 3”).
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

Spectrum Pharmaceuticals, Inc.

Date:	March 17, 2022	By:	/s/ THOMAS J. RIGA
Thomas J. Riga
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ THOMAS J. RIGA	President, Chief Executive Officer and Director	March 17, 2022
Thomas J. Riga

/s/ KURT A. GUSTAFSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2022
Kurt A. Gustafson

/s/ WILLIAM L. ASHTON	Chairman of the Board	March 17, 2022
William L. Ashton

/s/ DOLATRAI M. VYAS, PH.D.	Director	March 17, 2022
Dolatrai M. Vyas, Ph.D.

/s/ BERNICE R. WELLES, M.D., M.B.A.	Director	March 17, 2022
Bernice R. Welles, M.D., M.B.A.

/s/ NORA E. BRENNAN	Director	March 17, 2022
Nora E. Brennan

/s/ SETH H.Z. FISCHER	Director	March 17, 2022
Seth H.Z. Fischer

/s/ JEFFREY L. VACIRCA, M.D., F.A.C.P.	Director	March 17, 2022
Jeffrey L. Vacirca, M.D., F.A.C.P.

/s/ JUHYUN LIM	Director	March 17, 2022
Juhyun Lim

Item 8. Financial Statements And Supplementary Data
Spectrum Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Spectrum Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Spectrum Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Los Angeles, California
March 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Spectrum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Spectrum Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 31, 2021

We began serving as the Company’s auditor in 2014. In 2021 we became the predecessor auditor.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$88,539	$46,009
Marketable securities	12,108	134,016
Accounts receivable, net	—	67
Other receivables	1,028	2,394
Prepaid expenses and other current assets	2,277	4,161
Total current assets	103,952	186,647
Property and equipment, net	455	3,577
Facility and equipment under lease	2,505	2,247
Other assets	4,636	4,327
Total assets	$111,548	$196,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$41,258	$43,771
Accrued payroll and benefits	11,971	9,375
Total current liabilities	53,229	53,146
Other long-term liabilities	10,766	9,409
Total liabilities	63,995	62,555
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 164,502,013 and 146,083,110 issued and outstanding at December 31, 2021 and 2020, respectively	165	146
Additional paid-in capital	1,094,353	1,021,221
Accumulated other comprehensive loss	(3,042)	(1,829)
Accumulated deficit	(1,043,923)	(885,295)
Total stockholders’ equity	47,553	134,243
Total liabilities and stockholders’ equity	$111,548	$196,798
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating costs and expenses:
Selling, general and administrative	$60,406	$60,357
Research and development	87,297	109,377
Total operating costs and expenses	147,703	169,734
Loss from continuing operations before other income (expense) and income taxes	(147,703)	(169,734)
Other income (expense):
Interest income, net	163	1,342
Other expense, net	(10,892)	(2,940)
Total other expense	(10,729)	(1,598)
Loss from continuing operations before income taxes	(158,432)	(171,332)
(Provision) benefit for income taxes from continuing operations	(4)	60
Loss from continuing operations	$(158,436)	$(171,272)
Income (loss) from discontinued operations, net of income taxes	(192)	10,404
Net loss	$(158,628)	$(160,868)

Basic and diluted loss per share:
Loss per common share from continuing operations	$(1.02)	$(1.38)
Income per common share from discontinued operations	$—	$0.08
Net loss per common share, basic and diluted	$(1.02)	$(1.29)
Weighted average shares outstanding, basic and diluted	154,861,704	124,386,545
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(158,628)	$(160,868)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(1,147)	303
Foreign currency translation adjustments	(66)	1,366
Other comprehensive (loss) income	(1,213)	1,669
Total comprehensive loss	$(159,841)	$(159,199)
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	113,299,612	$113	$918,205	$(3,498)	$(724,427)	$190,393
Net loss	—	—	—	—	(160,868)	(160,868)
Other comprehensive income	—	—	—	1,669	—	1,669
Recognition of stock-based compensation expense	—	—	17,554	—	—	17,554
Issuance of common stock from public offering	24,916,667	25	69,640	—	—	69,665
Issuance of common shares under an at-the-market sales agreement	3,950,398	4	14,898	—	—	14,902
Issuance of common stock to 401(k) plan for employees	96,959	—	265	—	—	265
Issuance of common stock for employee stock purchase plan	225,310	—	650	—	—	650
Issuance of common stock upon exercise of stock options	3,542	—	13	—	—	13
Restricted stock award grants, net of forfeitures	3,589,761	4	(4)	—	—	—
Issuance of common stock upon vesting of restricted stock units	861	—	—	—	—	—
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243
Net loss	—	—	—	—	(158,628)	(158,628)
Other comprehensive loss	—	—	—	(1,213)	—	(1,213)
Recognition of stock-based compensation expense	—	—	19,839	—	—	19,839
Issuance of common shares under an at-the-market sales agreement	15,851,391	16	52,605	—	—	52,621
Issuance of common stock for employee stock purchase plan	358,007	1	684	—	—	685
Issuance of common stock upon exercise of stock options	1,250	—	4	—	—	4
Restricted stock award grants, net of forfeitures	2,206,869	2	—	—	—	2
Issuance of common stock upon vesting of restricted stock units	1,386	—	—	—	—	—
Balance as of December 31, 2021	164,502,013	$165	$1,094,353	$(3,042)	$(1,043,923)	$47,553

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Loss from continuing operations	$(158,436)	$(171,272)
(Loss) income from discontinued operations, net of income taxes	(192)	10,404
Net loss	(158,628)	(160,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286	261
Stock-based compensation	19,841	17,819
Impairment of second source manufacturer	—	28,197
Loss on disposal of manufacturing equipment	3,057	—
Non-cash lease expense	1,624	1,540
Accretion (amortization) of premium (discount) on debt securities	393	220
Realized gain on mutual funds	(630)	(232)
Realized gain on sale of equity holdings	(5,722)	(1,408)
Unrealized loss on equity holdings	17,266	4,487
Unrealized loss (gain) from transactions denominated in foreign currency	460	495
Bad debt expense (recovery)	(80)	389
Changes in operating assets and liabilities:
Accounts receivable, net	66	—
Other receivables	1,444	7,165
Prepaid expenses and other current assets	1,884	1,159
Other assets	(310)	(317)
Accounts payable and other accrued liabilities	(3,513)	(22,053)
Accrued payroll and benefits	2,596	1,689
Other long-term liabilities	480	(172)
Net cash used in operating activities	(119,486)	(121,629)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	119,814	109,035
Proceeds from sale of equity holdings	5,974	3,954
Purchases of investments	(16,856)	(89,382)
Purchases of property and equipment, net	(221)	(5,535)
Net cash provided by investing activities	108,711	18,072
Cash Flows From Financing Activities:
Proceeds from offering, net of offering expenses	—	69,665
Proceeds from sale of common stock under an at-the-market sales agreement, net	52,621	14,902
Proceeds from employees for exercises of stock options	4	13
Proceeds from sale of stock under our employee stock purchase plan	685	650
Net cash provided by financing activities	53,310	85,230
Effect of exchange rates on cash and cash equivalents	(5)	(82)
Net increase (decrease) in cash and cash equivalents	42,530	(18,409)
Cash and cash equivalents — beginning of year	46,009	64,418
Cash and cash equivalents — end of year	$88,539	$46,009
Supplemental Disclosure of Cash Flow Information:
Cash paid for facility and equipment under operating leases	$2,116	$2,401
Cash paid for income taxes	$12	$14
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities	$—	$10,066

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
We have two drugs in late-stage development:
•Eflapegrastim, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On August 6, 2021, the Company announced the receipt of a complete response letter (“CRL”), that cited manufacturing deficiencies related both to the drug substance and drug product manufacturers. The Company believes it has completed the remediation of these deficiencies and resubmitted the Biologics License Application (“BLA”) on March 11, 2022;
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, the Company announced it submitted its New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product has received Fast Track designation and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, the Company announced that it had received notice that the NDA had been accepted and received a PDUFA action date of November 24, 2022.
(b) Basis of Presentation
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. Substantially all of the accumulated other comprehensive loss is comprised of foreign currency translation adjustments at December 31, 2021.
Discontinued Operations - Sale of our Commercial Product Portfolio
In March 2019, we completed the Commercial Product Portfolio Transaction (See Note 9 ). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operation, connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Consolidated Statements of Operations.
Liquidity and Capital Resources
We believe that our $100.6 million in aggregate cash, cash equivalents, and marketable securities as of December 31, 2021 combined with $20 million of equity financing received from Hanmi in January 2022 is sufficient to fund our current and planned operations for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy, and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings, or out-licensing arrangements. However, we cannot provide assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, if at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance which is subject to various market and economic factors that are beyond our control.
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the years ended December 31, 2021 and 2020, all of our operating costs and

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Consolidated Statements of Operations).
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
(i) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(ii) Marketable Securities
Marketable securities consist of our holdings in equity securities (including mutual funds), bank CDs, government-related debt securities, and corporate debt securities. For equity securities and mutual funds, any realized gains (losses) or unrealized gains (losses) are recognized in “other income (expense), net” within the Consolidated Statements of Operations. Debt securities and bank CDs are classified as “available-for-sale” investments and (1) realized gains (losses) are recognized in “other income (expense), net” within the Consolidated Statements of Operations and (2) unrealized gains (losses) are recognized as a component of “accumulated other comprehensive loss” within the Consolidated Statements of Stockholders’ Equity.
(iii) Property and Equipment, Net

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
See Note 4(d) for further discussion related to impairments that occurred during the year ended December 31, 2020. There were no impairments recorded during the year ended December 31, 2021.
(iv) Stock-Based Compensation
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
(v) Basic and Diluted Net Loss per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only stock options, warrants, and other common stock equivalents outstanding during the period to the extent that they are dilutive.
There were 13.5 million shares and 9.6 million shares of outstanding securities (including stock options, restricted stock units, stock appreciation rights, and performance awards) as of December 31, 2021 and 2020, respectively, that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
(vi) Income Taxes
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit for income taxes from continuing operations” within the accompanying Consolidated Statements of Operations for the period in which we received the notice.
(vii) Research and Development Expenses
Our research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, benefits, and other staff-related costs including associated stock-based compensation, laboratory supplies, clinical trial and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of activities and the invoices received from our external service providers. We adjust our accruals as actual costs become known. Where contingent milestone payments are due to third parties under research and development or license agreements, the milestone payment obligations are expensed when the clinical or regulatory milestone results are achieved.
(viii) Fair Value Measurements
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
(ix) Recently Issued Accounting Standards
There are several new accounting pronouncements issued by the FASB, which we don’t believe had or will have a material impact on our consolidated financial statements.
NOTE 3. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$66,322	$—	$—	$66,322
Equity securities	5,718	—	—	5,718
Mutual funds	6,390	9	—	6,399
Key employee life insurance, cash surrender value(1)	—	4,507	—	4,507
	$78,430	$4,516	$—	$82,946
Liabilities:
Deferred executive compensation liability(2)	$—	$11,243	$—	$11,243
	$—	$11,243	$—	$11,243
 (1)Included within other assets on our Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.
(2)Included $2.0 million within accounts payable and other accrued liabilities and $9.2 million within other long-term liabilities on our Consolidated Balance Sheets.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$24,946	$—	$—	$24,946
Money market funds	40,560	—	—	40,560
Government-related debt securities	92,928	—	—	92,928
Corporate debt securities	—	8,848	—	8,848
Mutual funds	5,573	9	—	5,582
Bank CDs	—	1,721	—	1,721
Key employee life insurance, cash surrender value(1)	—	3,963	—	3,963
	$164,007	$14,541	$—	$178,548
Liabilities:
Deferred executive compensation liability(2)	$—	$9,783	$—	$9,783
	$—	$9,783	$—	$9,783
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

The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs because of our ability to immediately convert these instruments into cash with minimal expected change in value. There were no material unrealized losses on our investment securities at December 31, 2021 or 2020.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Fair Value	Cash and Cash Equivalents	Marketable Securities

December 31, 2021
Money market funds	$66,322	$66,322	$66,322	$—
Equity securities(1)	3,512	5,718	—	5,718
Mutual funds	5,218	6,390	—	6,390
Bank deposits	22,217	22,217	22,217	—
Total cash and cash equivalents and marketable securities	$97,269	$100,647	$88,539	$12,108
December 31, 2020
Money market funds	$40,560	$40,560	$40,560	$—
Equity securities	3,764	24,946	—	24,946
Government-related debt securities	92,881	92,928	—	92,928
Corporate debt securities	8,846	8,848	—	8,848
Mutual funds	4,497	5,573	—	5,573
Bank CDs	1,715	1,721	—	1,721
Bank deposits	5,449	5,449	5,449	—
Total cash and cash equivalents and marketable securities	$157,712	$180,025	$46,009	$134,016
 (1)Our aggregate equity holdings consist of 5.1 million common shares of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $4.0 million as of December 31, 2021. We completed the sale of 3.4 million shares of common stock and recognized a $5.7 million gain within “other expense, net” within the accompanying Consolidated Statements of Operations for the year ended December 31, 2021. Additionally, we hold 0.8 million common shares of Unicycive Therapeutics, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $1.7 million as of December 31, 2021.
(b) Other Receivables

“Other receivables” consists of the following:

	December 31,
	2021	2020
Other miscellaneous receivables	$685	$901
Employee receivable	341	—
Income tax receivable - current portion	—	1,297
Interest receivable from marketable securities	2	196
Other receivables	$1,028	$2,394

(c) Prepaid Expenses and Other Current Assets

“Prepaid expenses and other current assets” consists of the following:

	December 31,
	2021	2020
Prepaid expenses and deferred costs	$1,550	$1,996
Prepaid insurance	727	2,165
Prepaid expenses and other current assets	$2,277	$4,161

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(d) Property and Equipment, net
“Property and equipment, net” consists of the following:

	December 31,
	2021	2020
Manufacturing equipment	$—	$3,245
Computer hardware and software	1,803	1,680
Laboratory equipment	5	5
Office furniture	317	248
Leasehold improvements	1,278	1,267
Property and equipment, at cost	3,403	6,445
(Less): Accumulated depreciation	(2,948)	(2,868)
Property and equipment, net	$455	$3,577

Depreciation expense was immaterial for the years ended December 31, 2021 and 2020, respectively.
Manufacturing equipment was comprised of our owned eflapegrastim production equipment on location at our contract manufacturer. As of December 31, 2020, we determined that we would no longer proceed with the technology transfer and validation of a second manufacturing source for eflapegrastim and communicated this decision to the second source manufacturer. We had invested significant capital to prepare this facility for production. Due to the decision to halt this work, we determined that the value of certain eflapegrastim production equipment had a carrying amount in excess of the anticipated recoverable value as there would be no future cash flows from these assets other than through the sale of this equipment. We determined the fair value of these assets under an orderly liquidation value method, and based on the valuation performed we recorded an impairment of $19.7 million to our carrying value for this equipment, which was recorded as research and development expense for the year ended December 31, 2020 within the Consolidated Statements of Operations. During the year ended December 31, 2021, this equipment was surrendered in connection with the termination of our agreement with our second source manufacturer and we recorded incremental research and development expense of $2.9 million. Fair value was based on observable market data (“Level 2”). Due to the specialized nature of this production equipment, adjustments to observable market data were applied (“Level 3”).
(e) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	December 31,
	2021	2020
Trade accounts payable and other	$33,408	$34,385
Lease liability - current portion	1,282	1,544
Commercial Product Portfolio accruals (Note 9)	6,568	7,842
Accounts payable and other accrued liabilities	$41,258	$43,771

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Consolidated Balance Sheets for our categories of gross-to-net (“GTN”) estimates related to the Commercial Product Portfolio accruals were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory, and GPO Administrative Fees	Product Return Allowances	Total
Balance as of December 31, 2019	$14,671	$1,138	$4,714	$20,523
(Less): Payments and credits against GTN accruals	(12,070)	(196)	(415)	(12,681)
Balance as of December 31, 2020	2,601	942	4,299	7,842
(Less): Payments and credits against GTN accruals	(1,159)	—	(115)	(1,274)
Balance as of December 31, 2021	$1,442	$942	$4,184	$6,568

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
NOTE 5. STOCK-BASED COMPENSATION
2018 Long-Term Incentive Plan
We have one active stockholder-approved stock-based compensation plan, the 2018 Long-Term Incentive Plan (the “2018 Plan”). In June 2018, the 2018 Plan replaced our former 2009 Incentive Award Plan (the “2009 Plan”). Under the 2018 Plan, we may grant restricted stock awards and units, incentive and nonqualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants, and members of our Board of Directors. Stock-based awards generally vest one-third on the first anniversary of the date of grant, and in equal annual installments thereafter over the remaining two years vesting period. Stock options must generally be exercised, if at all, no later than 10 years from the date of grant. In the event of a change in control, all award types with the exception of performance unit awards, will vest in full effective immediately prior to the consummation of the change in control. For performance unit awards, if a change in control occurs prior to the end date and the participant remains employed prior to the change in control, the shares vest based on the achievement of the performance goals as of the date of which the change in control occurs.
The stated maximum availability of common stock under the 2018 Plan is 18 million shares, except for additional availability provided on a one-for-one basis for awards formerly issued under the 2009 Plan that are terminated, forfeited, cancelled or expire unexercised. Awards issued under the 2018 Plan reduce share availability on a one-to-one basis for stock options and on a 1.5-to-one basis for restricted stock awards and restricted stock units. Accordingly, as of December 31, 2021, 4.4 million awards were available for grant under the 2018 Plan, assuming all were issued in the form of stock options, but would be reduced to 3.0 million awards available for grant if all were issued in the form of restricted stock.
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
As of December 31, 2021, a total of 8.2 million shares of common stock are authorized and remain available for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.
Stock-Based Compensation Expense Summary
We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Consolidated Statements of Operations within “total operating costs and expenses” for the years

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
ended December 31, 2021 and 2020, as follows:

	Year Ended December 31,
	2021	2020
Selling, general and administrative	$14,642	$13,127
Research and development	5,197	4,692
Total stock-based compensation	$19,839	$17,819
Employee stock-based compensation expense for the years ended December 31, 2021 and 2020 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and are prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 11% and 15% for the years ended December 31, 2021 and 2020, respectively.
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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2021	2020
Expected option life (in years)(a)	5.57	5.46
Risk-free interest rate(b)	0.56% - 1.32%	0.34% - 1.61%
Volatility(c)	80.0% - 82.7%	74.5% - 81.4%
Dividend yield(d)	0%	0%
Weighted-average grant-date fair value per stock option	$1.78	$1.63
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

Stock Option Activity

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Stock option activity during the years ended December 31, 2021 and 2020 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2019	6,439,936	$9.61
Granted	2,032,000	2.34
Exercised	(3,542)	3.70		$708	(1)
Forfeited	(170,187)	8.29
Expired	(641,584)	8.55
Outstanding — December 31, 2020	7,656,623	$7.80
Granted	2,397,684	2.66
Exercised	(1,250)	3.04		$1.5	(1)
Forfeited	(34,565)	10.05
Expired	(513,031)	9.29
Outstanding — December 31, 2021	9,505,461	$6.42	5.86	$—	(2)
Vested (exercisable) — December 31, 2021	6,371,266	$8.04	4.26	$—	(2)
Unvested (unexercisable) — December 31, 2021	3,134,195	$3.13	9.10	$—	(2)
(1) Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2) Represents the total difference between our closing stock price on the last trading day of 2021 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2021. The amount of intrinsic value will change based on the fair market value of our stock.
The following table summarizes information with respect to stock option grants as of December 31, 2021:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$1.29 - 4.96	4,397,491	7.6	$2.52	1,507,886	$2.58
$4.97 - 6.91	1,854,119	4.33	6.00	1,854,119	6.00
$6.92 - 9.00	1,376,034	3.41	7.80	1,300,617	7.77
$9.01 - 12.00	925,709	4.17	11.17	769,707	11.17
$12.01 - 22.64	952,108	5.99	18.61	938,937	18.63
	9,505,461	5.86	$6.42	6,371,266	$8.04
As of December 31, 2021 , there was unrecognized compensation expense of $4.2 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.1 years. For the year ended December 31, 2021 , we recorded stock option expense of $4.5 million related to issued stock options.
Restricted Stock Award Activity

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested — December 31, 2019	1,659,759	$11.67
Granted	4,026,518	2.68
Vested	(753,475)	11.23
Forfeited	(436,757)	6.03
Unvested — December 31, 2020	4,496,045	4.29
Granted	2,820,259	3.33
Vested	(2,272,064)	5.06
Forfeited	(608,233)	3.85
Unvested — December 31, 2021	4,436,007	$3.33

For the years ended December 31, 2021 and 2020, we recorded stock-based compensation expense on our issued restricted share awards of $9.6 million and $9.4 million, respectively. As of December 31, 2021, there was approximately $9.7 million of unrecorded expense that will be recognized over an estimated weighted average period of 1.9 years. These unvested shares are included in our reported issued and outstanding common stock as of December 31, 2021.
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

	Number of Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding — December 31, 2019	385,919	$18.00
Granted	6,800	2.36
Market-based achievement adjustment at vesting	(128,334)	—
Share issuance	(861)	10.69
Outstanding — December 31, 2020	263,524	26.39
Granted	2,125	3.61
Market-based achievement adjustment at vesting	75,000	—
Share issuance	(151,386)	28.09
Forfeited	(4,751)	4.03
Outstanding — December 31, 2021	184,512	$23.53
For the years ended December 31, 2021 and 2020, we recorded stock-based compensation expense on our issued restricted stock units of $1.1 million and $1.1 million, respectively. As of December 31, 2021, there was an immaterial amount of unrecorded expense to be recognized.
Stock Appreciation Rights
During the years ended December 31, 2021 and 2020, we granted 2.1 million and 1.7 million stock appreciation rights (“SARs”), respectively, to our Named Executive Officers. On the date of grant, the fair value of these SARs were estimated using the Black-Scholes option-pricing model and 25% immediately vested. There were no forfeitures made during the year. We recognized stock-based compensation expense of $4.2 million and $1.5 million, respectively, within our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020. As of December 31, 2021, there was approximately $1.9 million of unrecorded expense that will be recognized over an estimated weighted average period of 2.0 years.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
401(k) Plan – Stock Matching Contribution
Beginning in March 2020, employee 401(k) matching contributions were made with cash rather than stock on a prospective basis. As a result of this change, the shares issued to participants 401(k) accounts were substantially lower in the current year period compared to prior year periods.
During the year ended December 31, 2020, we issued 96,959 common shares related to 401(k) plan matching, and recorded stock-based compensation expense of $0.3 million. No shares were issued during the year ended December 31, 2021.
NOTE 6. STOCKHOLDERS’ EQUITY
Authorized Stock
In June 2018, our stockholders approved an amendment and restatement of our Certificate of Incorporation to reflect an increase in the number of authorized shares of our common stock from 175 million shares to 300 million shares. In addition to the increase in the authorized number of shares of common stock, the amendment eliminates designated series of preferred stock that are obsolete and are no longer outstanding or issuable, including Series B Junior Participating Preferred Stock and Series E Convertible Voting Preferred Stock. As of December 31, 2021, we had five million shares of preferred stock authorized and no shares of preferred stock outstanding.
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
Share Grants Subject to Shareholder Approval

In December 2021, we announced that Tom Riga would be our next President and Chief Executive Officer effective December 31, 2021 and join the Company’s Board of Directors upon assuming his new role. Prior to this appointment, he served as our Chief Commercial Officer and Chief Operating Officer. As a result of this announcement in January 2022, Mr. Riga was granted 1,078,500 stock options and 239,500 restricted stock units vesting one third on each of January 14, 2023, 2024, and 2025. These share grants are contingent upon shareholder approval during the next Annual Shareholder’s Meeting.
Common Stock Issuable Upon Exercise of Stock Options and Vesting of Restricted Stock Units
As of December 31, 2021, (i) 6.4 million shares of our common stock are issuable upon the exercise of outstanding stock options (regardless of whether in or out-of-the-money) and (ii) 0.4 million shares of our common stock are issuable if the maximum market conditions of our outstanding restricted stock unit agreements are met.
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

We sold and issued common shares under the April 2019 ATM Agreement as follows:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2020	3,950,398	$14,902
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2021	15,851,391	$52,621
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

We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease which expired on October 31, 2021 and was extended through October 31, 2022. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2022, in addition to other administrative office leases. We entered into a new office facility lease in Boston under a non-cancelable operating lease expiring in December 31, 2024.

Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of December 31, 2021 and 2020, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases (“Topic 842”).

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the year ended December 31, 2021 and 2020, we recognized $1.8 million and $0, respectively, of additional right-of-use assets in exchange for lease liabilities.

We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes the lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets:

Operating Leases	Consolidated Balance Sheet Caption	December 31, 2021	December 31, 2020
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$2,505	$2,247

Operating lease liabilities - current	Accounts payable and other accrued liabilities	$1,282	$1,544
Operating lease liabilities - non-current	Other long-term liabilities	1,452	883
Total operating lease liabilities		$2,734	$2,427

As of December 31, 2021 and 2020, our “facility and equipment under lease” consisted of office and research facilities of $2.1 million and $1.9 million, respectively, and office equipment of $0.4 million and $0.3 million, respectively.
Components of Lease Expense
    We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$1,711	$1,865
Variable lease cost	378	411
Short-term lease cost	63	61
Total lease cost	$2,152	$2,337

Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of December 31, 2021	2.7 years	3.8%
Operating leases as of December 31, 2020	1.6 years	7.8%

Future Contractual Lease Payments

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Operating Leases - future payments	December 31, 2021
2022	$1,344
2023	657
2024	669
2025	98
2026	73
Total future lease payments, undiscounted	$2,841
(Less): Implied interest	(107)
Present value of operating lease payments	$2,734
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
The most significant remaining agreements associated with our operations, along with the key financial terms and our corresponding accounting and reporting conventions for each, are as follows:
(i) Eflapegrastim: Co-Development and Commercialization Agreement with Hanmi
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi for eflapegrastim, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the eflapegrastim development plan and hold its worldwide rights (except for Korea, China, and Japan).
Effective January 1, 2022, we executed an amendment to this license agreement, whereby we are contractually obligated to pay Hanmi a flat mid-single digit royalty on our aggregate annual net sales of eflapegrastim. In addition, beginning from year three, we are responsible for a supplemental mid-single digit royalty on aggregate annual net sales. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $10 million, based on the supplemental royalty. There were no obligations to Hanmi for the twelve months ended December 31, 2021.
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
Effective January 1, 2022, we executed an amendment to this in-license agreement, whereby the payments to Hanmi upon our achievement of various regulatory milestones now aggregate to $18 million, which includes eliminating the first approval milestone payment in return for a supplemental mid-single digit royalty on aggregate annual net sales beginning in year three after the commercial launch. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
milestone limit of $15 million, based on the supplemental royalty. There were no contractual obligations to Hanmi under the previous agreement for the twelve months ended December 31, 2021.
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
In November 2021, we provided notice to terminate the asset transfer, license, and sublicense agreement with ImmunGene, Inc. Pursuant to the agreement, we will transfer the rights, title or interest with respect to the transferred product back to ImmunGene. There were no contractual obligations to ImmunGene for the twelve months ended December 31, 2021.
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
We previously entered into an employment agreement with our former Chief Executive Officer, Joseph Turgeon, under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 31, 2021, Mr. Turgeon’s employment with the Company was terminated without cause in accordance with his employment agreement. We have accrued for all contractual amounts due and unpaid to Mr. Turgeon as of December 31, 2021 within "accrued payroll and benefits" on the accompanying Consolidated Balance Sheets.
(f) Deferred Compensation Plan
The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is administered by the Compensation Committee of our Board of Directors and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At December 31, 2021 and 2020, the aggregate value of this DC Plan liability was $11.2 million and $9.8 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Consolidated Balance Sheets.
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
Bioverativ Patent Litigation

On May 28, 2021, Bioverativ Therapeutics Inc. (“Bioverativ”) filed a complaint against us in the U.S. District Court for the District of Delaware, which alleges that our proposed manufacture, use and sale of eflapegrastim would, if approved, infringe claims of three patents owned by Bioverativ (the “Subject Patents”). Bioverativ sought an unspecified amount of damages and injunctive relief.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Pursuant to our agreements with Hanmi, we hold worldwide rights (except for Korea, China, and Japan) to develop and commercialize eflapegrastim. The agreements with Hanmi contain typical license terms including, without limitation, indemnification rights in favor of the Company with respect to any claims of infringement from a third party with respect to our use of a licensed technology, product or compound pursuant to such agreements.

Related to the Bioverativ litigation, on December 20, 2021, we were named as respondents in an International Trade Commission (ITC) action filed in the ITC. The complaint alleged importation into the United States, the sale for importation, and the sale within the United States after importation of certain monomer-dimer hybrid immunoconjugates in violation of section 337 of the Tariff Act of 1930 (19 U.S.C. 1337).

On February 18, 2022, Spectrum, Hanmi and Bioverativ entered into a license and settlement agreement which included a stipulation to dismiss the Bioverativ litigation and withdraw the ITC complaint. On February 18, 2022, the ITC action against us was withdrawn, and on March 2, 2022, the Bioverativ case was dismissed by the U.S. District Court.

Luo v. Spectrum Pharmaceuticals, Inc., et al.. On August 31, 2021, a shareholder lawsuit was filed against us in the U.S. District Court for the District of Nevada, which alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel in this putative securities class action. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit and intend to vigorously defend against these claims.
Csaba v. Spectrum Pharmaceuticals, Inc., et al. On December 15, 2021, a stockholder derivative complaint was filed against us, certain of our executive officers, and certain of our past and present members of the board of directors. The stockholder derivative complaint alleges that certain of our executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Securities Exchange Act of 1934, as amended, for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The complaint further alleges that certain of our executive officers and certain of our past and present directors breached their fiduciary duties, and certain of our present directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of our executive officers and past and present board members were unjustly enriched. The plaintiffs seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit and intend to vigorously defend against these claims.
NOTE 8. INCOME TAXES
The components of loss before benefit for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2021	2020
United States	$(158,552)	$(173,398)
Foreign	120	2,066
Total	$(158,432)	$(171,332)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The benefit for income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	(76)
Foreign	4	16
	$4	$(60)
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax expense (benefit)	$4	$(60)
For the fiscal year ended December 31, 2021, we generated losses from continuing operations and recognized $4 of tax expense from our foreign continuing operations during the year ended December 31, 2021. The intraperiod allocation is not applicable for the years ended December 31, 2021 and 2020 as a result of the early adoption of ASU 2019-12.
The income tax benefit differs from that computed using the applicable federal statutory rate, as applied to our income before taxes in each year as follows:

	Year Ended December 31,
	2021	2020
Tax provision computed at the federal statutory rate	$(33,210)	$(35,980)
State tax, net of federal benefit	(11,050)	(5,142)
Research and development expense tax credits	(1,838)	(2,686)
Change in uncertain tax benefit reserve	—	(27)
Change in tax credit carryforwards	—	109
Officers compensation	1,988	2,497
Stock based compensation	1,234	1,619
Permanent items and other	(173)	(37)
Tax differential on foreign earnings	—	(1)
Change in tax rate	(6,671)	(1,091)
Change in prior year deferred taxes	(353)	(998)
Valuation allowance	50,077	41,677
Income tax expense (benefit)	$4	$(60)
Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are presented below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets did not

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
meet our “more-likely-than-not” assessment threshold, as required under GAAP.

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$187,129	$143,045
Research and development expense tax credits	27,341	25,424
Stock based compensation	5,470	4,037
Lease obligation	783	599
Development costs	286	487
Returns and allowances	1,198	1,061
Amortization differences	1,749	1,479
Depreciation	57	4,746
Other, net	20,267	17,420
Total deferred tax assets before valuation allowance	244,280	198,298
Valuation allowance	(242,590)	(192,513)
Total deferred tax assets	1,690	5,785
Deferred tax liabilities, net:
Unrealized gains	(973)	(5,230)
Right-of-use asset	(717)	(555)
Net deferred tax liabilities	$—	$—
At December 31, 2021 and 2020, we recorded a valuation allowance of $242.6 million and $192.5 million, respectively. The valuation allowance increased by $50.1 million and $39.5 million during 2021 and 2020, respectively. The increases in the valuation allowance in 2021 and 2020 were mostly due to an increase in net operating loss carryforwards.
We had federal and state net operating loss carryforwards of approximately $746.6 million and $545.5 million, at December 31, 2021, respectively. We have approximately $0.5 million of foreign loss carryforwards that will begin to expire in 2039. The federal and state loss carry forwards began to expire in 2022 unless previously utilized, of which approximately $93.1 million of federal loss carryforwards expire in the next five years. Federal loss carryforwards generated in 2018 and beyond will be carried forward indefinitely. At December 31, 2021, we had federal and state tax credits of approximately $19.0 million and $10.6 million, respectively. The federal tax credit carryovers begin to expire in 2027 unless previously utilized. The state research and development credit carryforwards have an indefinite carryover period.
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
The following tabular reconciliation summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$3,336	$3,473
Adjustments related to prior year tax positions	(318)	(689)
Increases related to current year tax positions	506	579
Decreases due to expiration of tax statutes	—	(27)
Balance at end of year	$3,524	$3,336
We continue to believe that our tax positions meet the “more-likely-than-not” standard and as part of that analysis, we considered the amounts and probabilities from ultimate settlement with the tax authorities.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Approximately $0.0 million and $0.1 million of the total unrecognized tax benefits as of December 31, 2021 and 2020, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.
We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2017. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2 trillion relief package comprised of a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increased interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax law be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which the Company operates is not expected to have a material impact on its consolidated financial position and results of operations as of December 31, 2021.
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
NOTE 9. DISCONTINUED OPERATIONS
Overview
In March 2019 we completed the sale of our seven then-commercialized drugs, including FUSILEV, KHAPZORY, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment. We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Consolidated Statements of Operations
The following table presents the various elements of “income (loss) from discontinued operations, net of income taxes” as reported in the accompanying Consolidated Statements of Operations:

	Year ended December 31,
	2021	2020
Revenues:
Product sales, net	$—	$10,668
Total revenues	$—	$10,668
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	133	88
Selling, general and administrative	—	219
Research and development	59	(43)
Total operating costs and expenses	$192	$264
Income (loss) from discontinued operations before income taxes	(192)	10,404
Provision for income taxes from discontinued operations	—	—
Income (loss) from discontinued operations, net of income taxes	$(192)	$10,404
For the year ended December 31, 2018, management identified certain immaterial errors aggregating to $12.0 million that substantially relates to ZEVALIN rebates owed to qualifying Public Health Service (“PHS”) hospitals from 2009 through the first quarter of 2019.
On July 3, 2020, pursuant to communications we had with the Health Resources and Services Administration (“HRSA”), we posted a notification on the HRSA website with instructions for PHS customers on how to make claims with the Company for refunds for the additional rebate amounts they may be eligible for and no claims were made by customers. Accordingly, we recorded a reduction to government chargebacks liability of $10.8 million in 2020, which was recognized within the “Product sales, net” caption of the Consolidated Statements of Operations for discontinued operations.
NOTE 10. SUBSEQUENT EVENTS

During January 2022, the Company entered into a Securities Purchase Agreement with Hanmi, pursuant to which Hanmi purchased 12,500,000 shares of our common shares at a purchase price of $1.60 per share, for an aggregate purchase price equal to $20 million.
In addition, the Company entered into amendments to the licensing agreements for both eflapegrastim and poziotinib, which resulted in the conversion of the upfront milestone payments for both products to deferred royalties. The royalty obligation for eflapegrastim changed to mid-single digits as a percent of sales for a specified period. The amended agreement eliminated poziotinib’s approval milestone payment in return for a supplemental royalty that will continue until the milestone is fully paid, based on the supplemental royalty. The companies also agreed to an amended supply arrangement that is expected to result in a lower cost of goods sold for Spectrum (See Note 7 Commitments and Contingencies for further discussion).
In addition, Hanmi has agreed to release the Company from a prior purchase obligation for eflapegrastim drug substance which will result in a reduction in accrued liabilities of $11.2 million with a corresponding reduction in research and development expense.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”). Based on our management’s assessment, we have concluded that as of December 31, 2021, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria.
(b) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from our definitive proxy statement related to our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2022, provided that if the 2022 Proxy Statement is not filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference from the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this item is incorporated herein by reference from the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is incorporated herein by reference from the 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference from the 2022 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to the Consolidated Financial Statements
(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

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
		8-K	001-35006	2.1, 2.2, and 2.3	4/5/12

2.2	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC.	8-K	001-35006	2.1	7/19/13

2.3	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc.	8-K	001-35006	2.2	7/19/13

2.4	Exchange Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto.	8-K	001-35006	2.4	7/19/13

2.5	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/19

2.6	Securities Purchase Agreement, dated January 3, 2022, between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceutical Co., Ltd.	8-K	001-35006	10.1	1/3/22

3.1	Restated Certificate of Incorporation, as filed on June 18, 2018.	8-K	001-35006	3.1	6/18/18

3.2	Third Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	3/29/18

4.4	Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and TopoTarget A/S.	10-K	001-35006	4.2	3/12/14

4.5	Description of Equity Securities Registered under Section 12 of the Exchange Act.					X

10.1	Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-KSB	000-28782	10.11	3/31/97

10.2	First Amendment to Lease, dated March 25, 2004, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-Q	000-28782	10.1	5/17/04

10.3	Second Amendment to Lease, dated March 7, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.6	3/12/14

10.4	Third Amendment to Lease, dated February 12, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.7	3/12/14

10.5	Fourth Amendment to Lease, dated July 29, 2009, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	000-28782	10.29	4/5/10

10.6	Fifth Amendment to Lease, dated November 21, 2013, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/12/14

10.7	Sixth Amendment to Lease, dated January 31, 2014, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.10	3/12/14

10.8	Seventh Amendment to Lease, dated August 7, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.8	3/2/20

10.9	Eighth Amendment to Lease, dated October 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/2/20

10.10*	Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan.	S-8	333-176681	4.1	9/6/11

10.11*	Form of Indemnification Agreement of Spectrum Pharmaceuticals, Inc.	10-K	001-35006	10.11	3/2/20

10.12*	Amended and Restated Spectrum Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan.	10-K	001-35006	10.12	3/2/20

10.13*	Spectrum Pharmaceuticals, Inc. 2009 Incentive Award Plan.	S-8	333-160312	99.2	6/29/09

10.14*	Term Sheet for 2009 Incentive Award Plan Stock Option Award.	10-Q	000-28782	10.8	8/13/09

10.15*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).	10-Q	001-35006	10.2	11/9/12

10.16*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.	10-Q	000-28782	10.10	8/13/09

10.17*	Amendment No. 1 to 2009 Incentive Award Plan.	10-Q	001-35006	10.2	11/6/15

10.18*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan	10-Q	001-35006	10.2	5/4/17

10.19	At Market Issuance Sales Agreement dated December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC.	S-3	333-208760	1.2	12/23/15

10.20	At Market Issuance Sales Agreement, dated August 4, 2017, between Spectrum Pharmaceuticals, Inc., H.C. Wainwright & Co., LLC, FBR Capital Markets & Co. and MLV & Co. LLC.	8-K	001-35006	1.1	8/4/17

10.21	Controlled Equity Offering Sales Agreement, dated as of April 5, 2019 among Registrant, Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc.	S-3ASR	333-230821	1.2	4/5/19

10.22*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Kurt A. Gustafson.	10-Q	001-35006	10.6	8/9/18

10.23*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Thomas J. Riga.	10-Q	001-35006	10.7	8/9/18

10.24*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-Q	001-35006	10.8	8/9/18

10.25*	Executive Employment Agreement, dated as of June 18, 2018, by and between Spectrum Pharmaceuticals, Inc. and Keith McGahan.	10-Q	001-35006	10.9	8/9/18

10.26*	Executive Employment Agreement, dated as of June 19, 2019, by and between Spectrum Pharmaceuticals, Inc. and Dr. Francois Lebel.	10-Q	001-35006	10.1	8/9/19

10.27*	Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/18/18

10.28*	First Amendment to the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/19/20

10.29*	Form of Stock Option Award Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.2	6/18/18

10.30*	Form of Restricted Stock Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.3	6/18/18

10.31*	Form of Restricted Stock Unit Award for Canadian Resident Employees and Directors under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.4	6/18/18

10.32*	Form of Performance Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.5	6/18/18

10.33*	Form of Stock Appreciation Rights Agreement under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	3/13/20

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).					X

23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).					X

24.1	Power of Attorney (included in the signature page)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
* Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.