Form 10-Q
period 2022-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2022-05-12
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2022, 180,087,219 shares of the registrant’s common stock were outstanding.

Spectrum Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2022
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

Part I: Financial Information

Item 1: Financial Statements

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$78,679	$88,539
Marketable securities	10,535	12,108
Other receivables	639	1,028
Prepaid expenses and other current assets	3,328	2,277
Total current assets	93,181	103,952
Property and equipment, net	418	455
Facility and equipment under lease	2,107	2,505
Other assets	4,348	4,636
Total assets	$100,054	$111,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$32,575	$41,258
Accrued payroll and benefits	6,633	11,971
Total current liabilities	39,208	53,229
Other long-term liabilities	5,590	10,766
Total liabilities	44,798	63,995
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 178,827,485 and 164,502,013 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	179	165
Additional paid-in capital	1,117,350	1,094,353
Accumulated other comprehensive loss	(2,908)	(3,042)
Accumulated deficit	(1,059,365)	(1,043,923)
Total stockholders’ equity	55,256	47,553
Total liabilities and stockholders’ equity	$100,054	$111,548
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating costs and expenses:
Selling, general and administrative	$9,870	$14,315
Research and development	4,193	19,371
Total operating costs and expenses	14,063	33,686
Loss from continuing operations before other income (expense) and income taxes	(14,063)	(33,686)
Other income (expense):
Interest income, net	11	84
Other expense, net	(1,334)	(2,081)
Total other expense	(1,323)	(1,997)
Loss from continuing operations before income taxes	(15,386)	(35,683)
Benefit for income taxes from continuing operations	(16)	7
Loss from continuing operations	(15,402)	(35,676)
Loss from discontinued operations, net of income taxes	(40)	(21)
Net loss	$(15,442)	$(35,697)

Basic and diluted loss per share:
Loss from continuing operations	$(0.09)	$(0.25)
Loss from discontinued operations	$0.00	$0.00
Net loss per share, basic and diluted	$(0.09)	$(0.25)
Weighted average shares outstanding, basic and diluted	169,735,019	145,371,657
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,442)	$(35,697)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	(1,118)
Foreign currency translation adjustments	134	(560)
Other comprehensive income (loss)	134	(1,678)
Total comprehensive loss	$(15,308)	$(37,375)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	164,502,013	$165	$1,094,353	$(3,042)	$(1,043,923)	$47,553
Net loss	—	—	—	—	(15,442)	(15,442)
Other comprehensive income, net	—	—	—	134	—	134
Recognition of stock-based compensation expense	—	—	3,011	—	—	3,011
Restricted stock award grants, net of forfeitures	1,675,472	2	(2)	—	—	—
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	12,500,000	12	19,988	—	—	20,000
Issuance of common stock upon vesting of performance units	150,000	—	—	—	—	—
Balance as of March 31, 2022	178,827,485	$179	$1,117,350	$(2,908)	$(1,059,365)	$55,256

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243
Net loss	—	—	—	—	(35,697)	(35,697)
Other comprehensive loss, net	—	—	—	(1,678)	—	(1,678)
Recognition of stock-based compensation expense	—	—	4,212	—	—	4,212
Issuance of common shares under an at-the-market sales agreement	5,678,893	6	21,351	—	—	21,357
Restricted stock award grants, net of forfeitures	1,966,333	2	—	—	—	2
Balance as of March 31, 2021	153,728,336	$154	$1,046,784	$(3,507)	$(920,992)	$122,439

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Loss from continuing operations	$(15,402)	$(35,676)
Loss from discontinued operations, net of income taxes	(40)	(21)
Net loss	(15,442)	(35,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	65
Stock-based compensation	3,011	4,212
Non-cash lease expense	358	401
Other non-cash items	462	68
Loss on disposal of assets	3	—
Realized gain on sale of equity holdings	(645)	(2,856)
Unrealized loss on equity holdings	1,538	4,999
Changes in operating assets and liabilities:
Other receivables	387	(324)
Prepaid expenses and other current assets	(1,051)	670
Other assets	288	(36)
Accounts payable and other accrued liabilities	(9,944)	(1,681)
Accrued payroll and benefits	(5,338)	(4,408)
Other long-term liabilities	(3,996)	96
Net cash used in operating activities	(30,296)	(34,491)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	805	49,823
Proceeds from sale of equity holdings	287	2,858
Purchases of investments	(625)	(15,964)
Purchases of property and equipment, net	(39)	(73)
Net cash provided by investing activities	428	36,644
Cash Flows From Financing Activities:
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	20,000	—
Proceeds from sale of common stock under an at-the-market sales agreement, net	—	21,357
Net cash provided by financing activities	20,000	21,357
Effect of exchange rates on cash and cash equivalents	8	2
Net (decrease) increase in cash and cash equivalents	(9,860)	23,512
Cash and cash equivalents—beginning of period	88,539	46,009
Cash and cash equivalents—end of period	$78,679	$69,521
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$584	$620
Cash paid for income taxes	$—	$4
Noncash investing activities:
Additions of property and equipment that remain in accounts payable and other accrued liabilities	$—	$27

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Note 1. Description of Business, Basis of Presentation, And Operating Segment
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharmaceutical company, with a strategy of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management.
We have two drugs in late-stage development:
•Eflapegrastim, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On August 6, 2021, the Company announced the receipt of a complete response letter (“CRL”), that cited manufacturing deficiencies related both to the drug substance and drug product manufacturers. The Company believes it has completed the remediation of these deficiencies and resubmitted the Biologics License Application (“BLA”) on March 11, 2022. On April 11, 2022, the Company announced that it had received notice that the BLA had been accepted and received a PDUFA date of September 9, 2022; and
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, the Company announced it submitted its New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product has received Fast Track designation and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, the Company announced that it had received notice that the NDA had been accepted and received a PDUFA action date of November 24, 2022.

Our business strategy is the development of late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three months ended March 31, 2022 and 2021 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2022 and 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. Certain prior period amounts have been reclassified for consistency with the current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on March 17, 2022).
Discontinued Operations - Sale of our Commercial Product Portfolio
In March 2019, we completed the Commercial Product Portfolio Transaction (see Note 7) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operation,

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Consolidated Statements of Operations.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. Substantially all of the accumulated other comprehensive loss is comprised of foreign currency translation adjustments at March 31, 2022.
Liquidity and Capital Resources
The Company expects to incur future net losses as it continues to fund the advancement and commercialization of its product candidates. Based upon our current projections, including our intention to continue to place a disciplined focus on streamlining our business operations, we believe that our $89.2 million in aggregate cash, cash equivalents and marketable securities as of March 31, 2022, will be sufficient to fund our current and planned operations for at least the next twelve months. However, should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that increases or accelerates our anticipated costs and expenses, we may require additional liquidity earlier than expected. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. However, we do not currently have any binding commitments for additional financing. Accordingly, we cannot provide any assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, or at all. Our liquidity and our ability to fund our capital requirements going forward are dependent, in part, on market and economic factors that are beyond our control. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital.
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three months ended March 31, 2022 and 2021, all of our operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations).
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
There were 11.5 million shares and 12.6 million shares of outstanding securities (including stock options, restricted stock units, stock appreciation rights, and performance awards) as of March 31, 2022 and 2021, respectively, that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
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
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Note 3. Fair Value Measurements
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	March 31, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$56,326	$—	$—	$56,326
Equity securities	4,655	—	—	4,655
Mutual funds	5,880	9	—	5,889
Key employee life insurance, cash surrender value(1)	—	4,219	—	4,219
	$66,861	$4,228	$—	$71,089
Liabilities:
Deferred executive compensation liability(2)	$—	$10,500	$—	$10,500
	$—	$10,500	$—	$10,500
(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.

(2) Included $6.3 million within accounts payable and other accrued liabilities and $4.2 million within other long-term liabilities on our Condensed Consolidated Balance Sheets.

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$5,718	$—	$—	$5,718
Money market funds	66,322	—	—	66,322
Mutual funds	6,390	9	—	6,399
Key employee life insurance, cash surrender value(1)	—	4,507	—	4,507
	$78,430	$4,516	$—	$82,946
Liabilities:
Deferred executive compensation liability(2)	$—	$11,243	$—	$11,243
	$—	$11,243	$—	$11,243
(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.
(2) Included $2.0 million within accounts payable and other accrued liabilities and $9.2 million within other long-term liabilities on our Condensed Consolidated Balance Sheets.

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
The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. There were no material unrealized losses on our investment securities at March 31, 2022 or December 31, 2021.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Fair Value	Cash and Cash Equivalents	Marketable Securities
March 31, 2022
Money market funds	$56,326	$56,326	$56,326	$—
Equity securities(1)	3,508	4,655	—	4,655
Mutual funds	5,400	5,880	—	5,880
Bank deposits	22,353	22,353	22,353	—
Total cash and cash equivalents and marketable securities	$87,587	$89,214	$78,679	$10,535
December 31, 2021
Equity securities(1)	$3,512	$5,718	$—	$5,718
Money market funds	66,322	66,322	66,322	—
Bank deposits	22,217	22,217	22,217	—
Mutual funds	5,218	6,390	—	6,390
Total cash and cash equivalents and marketable securities	$97,269	$100,647	$88,539	$12,108
(1)Our aggregate equity holdings consist of 4.7 million common shares of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $3.8 million as of March 31, 2022. We completed the sale of 0.4 million shares of common stock and recognized a $0.3 million gain within “other expense, net” within the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2022. Additionally, we hold 0.7 million common shares of Unicycive Therapeutics, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $0.9 million as of March 31, 2022. We completed the sale of 0.2 million shares of common stock and recognized a $0.2 million gain within “other expense, net” within the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.
(b)  Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	March 31, 2022	December 31, 2021
Trade accounts payable and other	$25,305	$33,408
Lease liability - current portion	1,001	1,282
Commercial Product Portfolio accruals (Note 7)	6,269	6,568
Accounts payable and other accrued liabilities	$32,575	$41,258
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of gross-to-net (“GTN”) estimates related to the Commercial Product Portfolio accruals were as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances	Total
Balance as of December 31, 2020	$2,601	$942	$4,299	$7,842
(Less): Payments and credits against GTN accruals	(1,159)	—	(115)	(1,274)
Balance as of December 31, 2021	$1,442	$942	$4,184	6,568
(Less): Payments and credits against GTN accruals	(35)	—	(264)	(299)
Balance as of March 31, 2022	$1,407	$942	$3,920	$6,269
Note 5. Stock-Based Compensation
In June 2018, we adopted the 2018 Long-Term Incentive Plan, the 2018 Long-Term Incentive Plan (the “2018 Plan”) which provided for the issuance of restricted stock awards and units, incentive and nonqualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants and members of our Board of Directors.
We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three months ended March 31, 2022 and 2021, as follows:

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$1,915	$2,798
Research and development	1,096	1,414
Total stock-based compensation	$3,011	$4,212
Restricted Stock Awards and Restricted Stock Units
Stock-based award grants to employees generally vest one-third on the first anniversary of the date of grant, and in equal annual installments thereafter over the remaining two years vesting period. In the event of a change in control, all award types with the exception of performance unit awards, will vest in full effective immediately prior to the consummation of the change in control. No restricted stock units were granted during the three months ended March 31, 2022.
We granted 2.1 million restricted stock awards with a weighted average grant date fair value of $1.20 during the three months ended March 31, 2022. At March 31, 2022 we had 5.1 million restricted stock awards outstanding with a weighted average grant date fair value of $2.39.
As of March 31, 2022, there was approximately $10.1 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 2.1 years.
Stock Options
Stock option grants to employees, consultants, and members of our Board of Directors generally should be exercised no later than 10 years from the date of grant.
We granted 0.02 million stock options with a weighted average exercise price of $1.35 during the three months ended March 31, 2022. At March 31, 2022 we had 8.0 million options outstanding with a weighted average exercise price of $6.07.
As of March 31, 2022, there was approximately $3.2 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.0 years.
Note 6. Financial Commitments and Contingencies and Key License Agreements

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
We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring October 31, 2022. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2022, in addition to other administrative office leases. We also lease an office facility in Boston under a non-cancelable operating lease expiring December 31, 2024.
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of March 31, 2022 and 2021, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases (“Topic 842”).
The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the three months ended March 31, 2022 and 2021, we recognized no additional ROU assets in exchange for lease liabilities.
We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes the lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases	Condensed Consolidated Balance Sheet Caption	March 31, 2022	December 31, 2021
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$2,107	$2,505

Operating lease liabilities - current	Accounts payable and other accrued liabilities	1,001	1,282
Operating lease liabilities - non-current	Other long-term liabilities	1,296	1,452
Total operating lease liabilities		$2,297	$2,734
As of March 31, 2022 and December 31, 2021, our “facility and equipment under lease” consisted of office and research facilities of $1.7 million and $2.1 million, respectively, and office equipment of $0.4 million and $0.4 million, respectively.
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

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$421	$466
Variable lease cost	99	125
Short-term lease cost	25	17
Total lease cost	$545	$608
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of March 31, 2022	2.7 years	3.4%
Operating leases as of December 31, 2021	2.7 years	3.8%
Future Contractual Lease Payments
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	March 31, 2022
2022 (remaining)	$883
2023	657
2024	669
2025	98
2026 and thereafter	73
Total future lease payments, undiscounted	$2,380
(Less): Implied interest	(83)
Present value of operating lease payments	$2,297
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
Effective January 1, 2022, we executed an amendment to this license agreement, whereby we are contractually obligated to pay Hanmi a flat mid-single digit royalty on our aggregate annual net sales of eflapegrastim. Hanmi has agreed to release the Company from a prior purchase obligation for eflapegrastim drug substance which resulted in a reduction in accrued liabilities of $11.2 million with a corresponding reduction in research and development expense. In addition, beginning in year three after the commercial launch, we are responsible for a supplemental mid-single digit royalty on aggregate annual net sales. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $10 million, based on the supplemental royalty. There were no obligations to Hanmi for the three months ended March 31, 2022.
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
Effective January 1, 2022, we executed an amendment to this in-license agreement, whereby the payments to Hanmi upon our achievement of various regulatory milestones now aggregate to $18 million, which includes eliminating the first approval milestone payment in return for a supplemental mid-single digit royalty on aggregate annual net sales beginning in year three after the commercial launch. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $15 million, based on the supplemental royalty. There were no contractual obligations to Hanmi under the previous agreement for the three months ended March 31, 2022.
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
In November 2021, we provided notice to terminate the asset transfer, license, and sublicense agreement with ImmunGene, Inc. Pursuant to the agreement, we will transfer the rights, title or interest with respect to the transferred product back to ImmunGene. There were no contractual obligations to ImmunGene for the three months ended March 31, 2022.
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
We previously entered into an employment agreement with our former Chief Executive Officer, Joseph Turgeon, under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 31, 2021, Mr. Turgeon’s employment with the Company was terminated without cause in accordance with his employment agreement. We have accrued $2.6 million and $3.1 million for all contractual amounts due and unpaid to Mr. Turgeon as of March 31, 2022 and December 31, 2021, respectively, within "accrued payroll and benefits" on the accompanying Consolidated Balance Sheets.

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
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At March 31, 2022 and December 31, 2021, the aggregate value of this DC Plan liability was $10.5 million and $11.2 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Luo v. Spectrum Pharmaceuticals, Inc., et al. On August 31, 2021, a shareholder lawsuit was filed against us in the U.S. District Court for the District of Nevada, which alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel in this putative securities class action. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit and intend to vigorously defend against these claims. On March 2, 2022, the Court entered an order partially granting and partially denying without prejudice a stipulated order eliminating defendants’ obligation to answer the initial pleading pending an amended complaint and

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

addressing related briefing scheduling for an anticipated motion to dismiss. We still await the appointment of a lead plaintiff by the Court.
Csaba v. Turgeon, et. al, (filed December 15, 2021 , in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al, (filed March 15, 2022 in the U.S. District Court District of Nevada); and Johnson v. Turgeon, et. al, (filed March 29, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against us (as a nominal defendant), certain of our executive officers, and certain of our past and present members of the board of directors. The stockholder derivative complaint alleges that certain of our executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Securities Exchange Act of 1934, as amended, for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The complaint further alleges that certain of our executive officers and certain of our past and present directors breached their fiduciary duties, and certain of our present directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of our executive officers and past and present board members were unjustly enriched. The plaintiffs seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief.
The parties are in the process of seeking court approval for the consolidation of the derivative actions and staying the actions until there is an adverse decision on a motion to dismiss in the securities class action. We believe that these claims are without merit and intend to vigorously defend against these claims.
Note 7. Discontinued Operations
Overview
In March 2019 we completed the sale of our seven then-commercialized drugs (the “Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). Upon closing we received $158.8 million in an upfront cash payment. We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
Substantially all of the contractual rights and obligations associated with the Commercial Product Portfolio were transferred to Acrotech at the closing of the Commercial Product Portfolio Transaction. However, under the terms of this transaction we retained our trade “accounts receivable, net” and GTN liabilities included within “accounts payable and other accrued liabilities” associated with our product sales made on and prior to February 28, 2019. Accordingly, these Condensed Consolidated Financial Statements reflect the corresponding revenue-deriving activities and allocable expenses of this commercial business within “discontinued operations.”
Condensed Consolidated Statements of Operations
The following table presents the various elements of “loss from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	$2	$—
Selling, general and administrative	—	—
Research and development	38	21
Total operating costs and expenses	40	21
Loss from discontinued operations before income taxes	(40)	(21)
Provision for income taxes from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(40)	$(21)
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

We sold and issued common shares under the April 2019 ATM Agreement as follows:

Period in Which Issued	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Year ended December 31, 2021	15,851,391	$52,621

Note 9. Subsequent Events

During April 2022 and through the date of this filing, we sold and issued 1.4 million shares of our common stock for net proceeds of $1.4 million under the April 2019 ATM Agreement.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development and commercialization activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the impact of the ongoing resurgences in coronavirus (“COVID-19”) infections or new strains of the virus on our business, the success, safety and efficacy of our drug products, revenues and revenue assumptions, clinical studies, including designs and implementation, development and commercialization timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “would,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors, among others:
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
The extent to which the COVID-19 pandemic may continue to impact our results of operations, including the long-term nature of the impacts, depends on numerous evolving factors, which are highly uncertain and difficult to predict, including the adoption rate of the COVID-19 vaccines, the emergence and spread of variants (including the Delta variant, a rapidly spreading strain of coronavirus), the scope and the timing to further contain the virus or treat its impact, and to what extent normal economic and operating conditions can resume, among others. For more information related to the impact of COVID-19 on our business, refer to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 17, 2022.
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
We have two drugs in late-stage development:
•Eflapegrastim, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On August 6, 2021, the Company announced the receipt of a CRL, that cited manufacturing deficiencies related both to the drug substance and drug product manufacturers. The company believes it has completed the remediation of these deficiencies and resubmitted the BLA on March

11, 2022. On April 11, 2022, the Company announced that it had received notice that the BLA had been accepted and received a PDUFA date of September 9, 2022; and
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for NSCLC tumors with various mutations. On December 6, 2021, the Company announced it submitted its NDA for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product has received Fast Track designation and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, the Company announced that it had received notice that the NDA had been accepted and received a PDUFA action date of November 24, 2022.

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
Components of Operating Results

See Item 7. Components of Operating Results of our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
Critical Accounting Policies and Estimates
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of significant estimates and assumptions made by our management as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Stock-based compensation; and
•Research and development costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)		(in thousands)
Operating costs and expenses:
Selling, general and administrative	$9,870	$14,315	$(4,445)	(31.1)%
Research and development	4,193	19,371	(15,178)	(78.4)%
Total operating costs and expenses	14,063	33,686	(19,623)	(58.3)%
Loss from continuing operations before other income (expense) and income taxes	(14,063)	(33,686)	19,623	(58.3)%
Interest income, net	11	84	(73)	(86.9)%
Other expense, net	(1,334)	(2,081)	747	(35.9)%
Total other expense	(1,323)	(1,997)	674	(33.8)%
Loss from continuing operations before income taxes	(15,386)	(35,683)	20,297	(56.9)%
Benefit for income taxes from continuing operations	(16)	7	(23)	(328.6)%
Loss from continuing operations	$(15,402)	$(35,676)	$20,274	(56.8)%
Loss from discontinued operations, net of income taxes	(40)	(21)	(19)	90.5%
Net loss	$(15,442)	$(35,697)	$20,255	(56.7)%
Selling, General and Administrative. Selling, general and administrative expenses decreased by $4.4 million in the current year period. This decrease primarily relates to (i) decreased legal costs of $0.9 million, (ii) a decrease in stock-based compensation expense of $0.9 million, (iii) $1.0 million of decreased deferred compensation expense given decreases in the overall market compared to the prior year period, (iv) $0.7 million of decrease in employee expenses, and a decrease of $0.6 million in other general expenses.
Research and Development. Research and development expenses decreased by $15.2 million in the current period, primarily due to the reversal of an $11.2 million eflapegrastim drug substance accrual during the current quarter. A concession was provided by Hanmi Pharmaceutical for drug substance which had been accrued during 2021 and is no longer payable. Expenses also decreased in the current period due to decreased program activities of $1.7 million for eflapegrastim, $1.1 million for poziotinib, and $0.3 million related to our early stage compounds.
Total Other Expense. Total other expense decreased by $0.7 million primarily due to $3.5 million of increase in the market value of our equity holdings compared to the prior year period, which was partially offset by (i) a decrease of $2.2 million of realized gains recorded during the current period for the sale of our equity holdings, and (ii) $0.4 million of decreased value of our deferred compensation plan assets.

Liquidity and Capital Resources
The Company expects to incur future net losses as it continues to fund the advancement and commercialization of its product candidates. Based upon our current projections, including our intention to continue to place a disciplined focus on streamlining our business operations, we believe that our $89.2 million in aggregate cash, cash equivalents and marketable securities as of March 31, 2022, will be sufficient to fund our current and planned operations for at least the next twelve months. However, should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that increases or accelerates our anticipated costs and expenses, we may require additional liquidity earlier than expected. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. However, we do not currently have any binding commitments for additional financing. Accordingly, we cannot provide any assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, or at all. Our liquidity and our ability to fund our capital requirements going forward are dependent, in part, on market and economic factors that are beyond our control. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital.
We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements and/or notes thereto.
Net Cash Used In Operating Activities
Net cash used in operating activities was $30.3 million for the three months ended March 31, 2022, as compared to $34.5 million in the prior year period. This decrease in net cash used in operating activities was primarily related to decreased research and development program spend.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2022, as compared to $36.6 million during the prior year period. This decrease in net cash provided by investing activities was primarily related to a period over period decrease of (i) $49.0 million of proceeds from maturities of our investments and (ii) $2.6 million of proceeds received from the sale of our equity holdings, partially offset by a decrease of $15.3 million of purchased investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $20.0 million for the three months ended March 31, 2022, as compared to $21.4 million during the prior year period. The cash provided by financing activities for the three months ended March 31, 2022 related entirely to proceeds from shares of common stock sold to Hanmi, while cash provided by financing activities for the three months ended March 31, 2021 related to proceeds from shares of common stock sold pursuant to an at-the-market sales agreement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, nor do we currently have any, as defined under SEC rules.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 17, 2022.
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

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 12, 2022	By:	/s/ Thomas J. Riga
Thomas J. Riga
President and Chief Executive Officer
(Authorized Signatory and Principal Executive and Financial Officer)