Form 10-Q
period 2022-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2022-08-12
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35006

SPECTRUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0979187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pilot House - Lewis Wharf, 2 Atlantic Ave	6th Floor	Boston	MA	02110
(Address of principal executive offices)				(Zip Code)

(617) 586-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SPPI	The NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2022, 188,164,186 shares of the registrant’s common stock were outstanding.

Spectrum Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2022
Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

SPECTRUM PHARMACEUTICALS, INC. ® is a registered trademark of Spectrum Pharmaceuticals, Inc. and its affiliates. REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals’ logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

Part I: Financial Information

Item 1: Financial Statements

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,512	$88,539
Marketable securities	42,447	12,108
Other receivables	608	1,028
Prepaid expenses and other current assets	5,012	2,277
Total current assets	73,579	103,952
Property and equipment, net	347	455
Facility and equipment under lease	1,703	2,505
Other assets	3,800	4,636
Total assets	$79,429	$111,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$33,123	$41,258
Accrued payroll and benefits	7,918	11,971
Total current liabilities	41,041	53,229
Other long-term liabilities	4,946	10,766
Total liabilities	45,987	63,995
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 184,870,273 and 164,502,013 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	185	165
Additional paid-in capital	1,124,625	1,094,353
Accumulated other comprehensive loss	(2,955)	(3,042)
Accumulated deficit	(1,088,413)	(1,043,923)
Total stockholders’ equity	33,442	47,553
Total liabilities and stockholders’ equity	$79,429	$111,548
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs and expenses:
Selling, general and administrative	$9,385	$14,957	$19,255	$29,272
Research and development	16,007	29,114	20,200	48,485
Total operating costs and expenses	25,392	44,071	39,455	77,757
Loss from continuing operations before other income (expense) and income taxes	(25,392)	(44,071)	(39,455)	(77,757)
Other income (expense):
Interest income, net	117	26	128	110
Other expense, net	(3,757)	(5,876)	(5,091)	(7,957)
Total other expense	(3,640)	(5,850)	(4,963)	(7,847)
Loss from continuing operations before income taxes	(29,032)	(49,921)	(44,418)	(85,604)
Provision for income taxes from continuing operations	(13)	(16)	(29)	(9)
Loss from continuing operations	(29,045)	(49,937)	(44,447)	(85,613)
Loss from discontinued operations, net of income taxes	(3)	(195)	(43)	(216)
Net loss	$(29,048)	$(50,132)	$(44,490)	$(85,829)

Basic and diluted loss per share:
Loss from continuing operations	$(0.17)	$(0.32)	$(0.26)	$(0.57)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.17)	$(0.32)	$(0.26)	$(0.57)
Weighted average shares outstanding, basic and diluted	175,566,757	155,243,402	172,558,831	150,334,548
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(29,048)	$(50,132)	$(44,490)	$(85,829)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(46)	(11)	(46)	(1,129)
Foreign currency translation adjustments	(1)	191	133	(369)
Other comprehensive income (loss)	(47)	180	87	(1,498)
Total comprehensive loss	$(29,095)	$(49,952)	$(44,403)	$(87,327)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	164,502,013	$165	$1,094,353	$(3,042)	$(1,043,923)	$47,553
Net loss	—	—	—	—	(15,442)	(15,442)
Other comprehensive income, net	—	—	—	134	—	134
Recognition of stock-based compensation expense	—	—	3,011	—	—	3,011
Restricted stock award grants, net of forfeitures	1,675,472	2	(2)	—	—	—
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	12,500,000	12	19,988	—	—	20,000
Issuance of common stock upon vesting of performance units	150,000	—	—	—	—	—
Balance as of March 31, 2022	178,827,485	$179	$1,117,350	$(2,908)	$(1,059,365)	$55,256
Net loss	—	—	—	—	(29,048)	(29,048)
Other comprehensive loss, net	—	—	—	(47)	—	(47)
Recognition of stock-based compensation expense	—	—	2,077	—	—	2,077
Issuance of common shares pursuant to at-the-market offering, net of offering costs	5,619,827	6	4,941	—	—	4,947
Issuance of common stock for employee stock purchase plan	388,541	—	257	—	—	257
Restricted stock award grants, net of forfeitures	34,420	—	—	—	—	—
Balance as of June 30, 2022	184,870,273	$185	$1,124,625	$(2,955)	$(1,088,413)	$33,442

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243
Net loss	—	—	—	—	(35,697)	(35,697)
Other comprehensive loss, net	—	—	—	(1,678)	—	(1,678)
Recognition of stock-based compensation expense	—	—	4,212	—	—	4,212
Issuance of common shares under an at-the-market sales agreement	5,678,893	6	21,351	—	—	21,357
Restricted stock award grants, net of forfeitures	1,966,333	2	—	—	—	2
Balance as of March 31, 2021	153,728,336	$154	$1,046,784	$(3,507)	$(920,992)	$122,439
Net loss	—	—	—	—	(50,132)	(50,132)
Other comprehensive income, net	—	—	—	180	—	180
Recognition of stock-based compensation expense	—	—	4,360	—	—	4,360
Issuance of common stock for employee stock purchase plan	163,463	—	474	—	—	474
Issuance of common stock upon exercise of stock options	1,250	—	2	—	—	2
Restricted stock award grants, net of forfeitures	39,127	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,386	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement	10,172,498	10	31,255	—	—	31,265
Balance as of June 30, 2021	164,106,060	$164	$1,082,875	$(3,327)	$(971,124)	$108,588

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Loss from continuing operations	$(44,447)	$(85,613)
Loss from discontinued operations, net of income taxes	(43)	(216)
Net loss	(44,490)	(85,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	138
Stock-based compensation	5,088	8,572
Non-cash lease expense	724	766
Other non-cash items	183	188
Loss on disposal of assets	4	—
Realized gain on sale of equity holdings	(1,390)	(4,121)
Unrealized loss on equity holdings	5,488	12,387
Changes in operating assets and liabilities:
Accounts receivable, net	—	68
Other receivables	414	(1,063)
Prepaid expenses and other current assets	(2,735)	804
Other assets	834	(1)
Accounts payable and other accrued liabilities	(8,362)	5,933
Accrued payroll and benefits	(4,053)	(2,971)
Other long-term liabilities	(5,594)	988
Net cash used in operating activities	(53,742)	(64,141)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	2,695	92,023
Proceeds from sale of equity holdings	985	4,062
Purchases of investments	(38,108)	(16,351)
Purchases of property and equipment, net	(45)	(140)
Net cash (used in) provided by investing activities	(34,473)	79,594
Cash Flows From Financing Activities:
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	20,000	—
Proceeds from sale of common stock under an at-the-market sales agreement, net	4,947	52,622
Proceeds from sale of stock under our employee stock purchase plan	257	474
Proceeds from employees for exercises of stock options	—	2
Net cash provided by financing activities	25,204	53,098
Effect of exchange rates on cash and cash equivalents	(16)	13
Net (decrease) increase in cash and cash equivalents	(63,027)	68,564
Cash and cash equivalents—beginning of period	88,539	46,009
Cash and cash equivalents—end of period	$25,512	$114,573
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$1,164	$1,187
Cash paid for income taxes	$—	$12

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Note 1. Description of Business, Basis of Presentation, And Operating Segment
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company with a strategy of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality and data management.
We have two drugs in late-stage development:
•Eflapegrastim, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On August 6, 2021, the Company announced the receipt of a complete response letter (“CRL”), that cited manufacturing deficiencies related both to the drug substance and drug product manufacturers. The Company believes it has completed the remediation of these deficiencies and resubmitted the Biologics License Application (“BLA”) on March 11, 2022. On April 11, 2022, the Company announced that it had received notice that the BLA had been accepted and received a Prescription Drug User Fee Act (“PDUFA”) date of September 9, 2022; and
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, the Company announced it submitted its New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product has received Fast Track designation and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, the Company announced that it had received notice that the NDA had been accepted and received a PDUFA action date of November 24, 2022.

Our business strategy is the development of late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and six months ended June 30, 2022 and 2021 is unaudited and is not necessarily indicative of our operating results for a full year. We believe the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2022 and 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. Certain prior period amounts have been reclassified for consistency with the current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on March 17, 2022).
Discontinued Operations - Sale of our Commercial Product Portfolio
In March 2019, we completed the Commercial Product Portfolio Transaction (see Note 7) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

operations, connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Condensed Consolidated Statements of Operations.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. Substantially all of the accumulated other comprehensive loss is comprised of foreign currency translation adjustments at June 30, 2022.
Liquidity and Going Concern
The Company expects to incur future net losses as it continues to fund the advancement and commercialization of its product candidates. As of June 30, 2022, the Company had approximately $68.0 million in aggregate cash, cash equivalents and marketable securities and an accumulated deficit of $1.1 billion. Based on its available cash resources, the Company does not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is subject to a number of risks, including the need for substantial additional capital to continue its development programs and to fulfill its planned operating goals. In particular, the Company’s currently planned operating and capital requirements include the need for substantial working capital to support the development and commercialization activities for its lead product candidates, eflapegrastim and poziotinib. The Company resubmitted a BLA to the FDA on March 11, 2022 for eflapegrastim for the treatment of chemotherapy-induced neutropenia and on April 11, 2022 announced that it had received notice that the BLA had been accepted and received a PDUFA date of September 9, 2022. In addition, an NDA was submitted to the FDA for poziotinib for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations on December 6, 2021. On February 11, 2022, the Company announced that it had received notice that the NDA had been accepted and received a PDUFA action date of November 24, 2022. The transition to profitability is dependent on the successful development, approval, and commercialization of eflapegrastim and poziotinib, as well as the achievement of a level of revenues adequate to support our cost structure.

Given the Company’s projected operating requirements and its existing cash, cash equivalents and marketable securities, management’s plans include evaluating different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, public or private sales of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. However, there can be no assurance that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs or be on favorable terms. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing (and eventually marketing) oncology and hematology drug products. For the three and six months ended June 30, 2022 and 2021, all of our operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations).
Note 2. Summary of Significant Accounting Policies And Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, our management evaluates (as applicable) its most critical estimates and assumptions, including those related to: (i) the realization of our tax assets and estimates of our tax liabilities; (ii) the fair value of our investments; (iii) the valuation of our stock options and the periodic expense recognition of stock-based compensation; (iv) the potential outcome of our ongoing

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

or threatened litigation; and (v) the future undiscounted cash flows and revenues, as well as assesses our ability to fund our operations for at least the next twelve months from the date of issuance of these financial statements.
Our accounting policies and estimates that most significantly impact the presented amounts within these Condensed Consolidated Financial Statements are further described below:
(i) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(ii) Marketable Securities
Marketable securities consist of our holdings in equity securities (including mutual funds), bank CDs, government-related debt securities, and corporate debt securities. For equity securities and mutual funds, any realized or unrealized gains (losses) are recognized in “other income (expense), net” within the Condensed Consolidated Statements of Operations. Debt securities and bank CDs are classified as “available-for-sale” investments and (1) realized gains (losses) are recognized in “other income (expense), net” within the Condensed Consolidated Statements of Operations and (2) unrealized gains (losses) are recognized as a component of “accumulated other comprehensive loss” within the Condensed Consolidated Statements of Stockholders’ Equity.
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
There were 24.3 million shares and 12.7 million shares of outstanding securities (including stock options, restricted stock units, unvested restricted stock awards, stock appreciation rights, and performance awards) as of June 30, 2022 and 2021, respectively, that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “provision for income taxes from continuing operations” within the accompanying Condensed Consolidated Statements of Operations for the period in which we received the notice.
(vii) Research and Development Expenses
Our research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, benefits, and other staff-related costs including associated stock-based compensation, laboratory supplies, clinical trial and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of activities and the invoices received from our external service providers. We adjust our accruals as actual costs become known. Where contingent milestone payments are due to third parties under research and development or license agreements, the milestone payment obligations are expensed in the earliest period that we determine the respective milestone achievement is probable or has occurred.
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
(ix) Recently Issued Accounting Standards

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

There are several new accounting pronouncements issued by the FASB, which we don’t believe had or will have a material impact on our consolidated financial statements, unless otherwise described below.
In June 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard becomes effective for us on January 1, 2024, and is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.
Note 3. Fair Value Measurements
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	June 30, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,037	$—	$—	$6,037
Equity securities	1,499	—	—	1,499
Government-related debt securities	44,845	—	—	44,845
Mutual funds	3,603	8	—	3,611
Key employee life insurance, cash surrender value(1)	—	3,667	—	3,667
	$55,984	$3,675	$—	$59,659
Liabilities:
Deferred executive compensation liability(2)	$—	$7,648	$—	$7,648
	$—	$7,648	$—	$7,648
(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.

(2) Included $3.9 million within accounts payable and other accrued liabilities and $3.7 million within other long-term liabilities on our Condensed Consolidated Balance Sheets.

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
The carrying amount of our equity securities, money market funds, and bank CDs approximates their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. There were no material unrealized losses on our investment securities at June 30, 2022 or December 31, 2021.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Fair Value	Cash and Cash Equivalents	Marketable Securities
June 30, 2022
Money market funds	$6,037	$6,037	$6,037	$—
Equity securities(1)	350	1,499	—	1,499
Government-related debt securities	44,891	44,845	7,500	37,345
Mutual funds	2,318	3,603	—	3,603
Bank deposits	11,975	11,975	11,975	—
Total cash and cash equivalents and marketable securities	$65,571	$67,959	$25,512	$42,447
December 31, 2021
Equity securities	$3,512	$5,718	$—	$5,718
Money market funds	66,322	66,322	66,322	—
Bank deposits	22,217	22,217	22,217	—
Mutual funds	5,218	6,390	—	6,390
Total cash and cash equivalents and marketable securities	$97,269	$100,647	$88,539	$12,108
(1)Our aggregate equity holdings consist of 0.3 million common shares of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $1.0 million as of June 30, 2022. We completed the sale of 0.6 million shares of common stock and recognized a $0.7 million gain within “other expense, net” within the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2022. Additionally, we hold 0.6 million common shares of Unicycive Therapeutics, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $0.5 million as of June 30, 2022. We completed the sale of 0.2 million shares of common stock and recognized a $0.2 million gain within “other expense, net” within the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2022.
(b)  Accounts Payable and Other Accrued Liabilities

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

“Accounts payable and other accrued liabilities” consists of the following:

	June 30, 2022	December 31, 2021
Trade accounts payable and other	$26,154	$33,408
Lease liability - current portion	715	1,282
Commercial Product Portfolio accruals (Note 7)	6,254	6,568
Accounts payable and other accrued liabilities	$33,123	$41,258
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of gross-to-net (“GTN”) estimates related to the Commercial Product Portfolio accruals were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances	Total
Balance as of December 31, 2020	$2,601	$942	$4,299	$7,842
(Less): Payments and credits against GTN accruals	(1,159)	—	(115)	(1,274)
Balance as of December 31, 2021	1,442	942	4,184	6,568
(Less): Payments and credits against GTN accruals	(50)	—	(264)	(314)
Balance as of June 30, 2022	$1,392	$942	$3,920	$6,254
Note 5. Stock-Based Compensation
In June 2018, we adopted the 2018 Long-Term Incentive Plan (the “2018 Plan”) which provides for the issuance of restricted stock awards and units, incentive and nonqualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants and members of our Board of Directors. On June 21, 2022, our shareholders approved an additional 18 million shares to be reserved for issuance under the 2018 Plan.
We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three and six months ended June 30, 2022 and 2021, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$1,197	$3,005	$3,112	$5,803
Research and development	880	1,355	1,976	2,769
Total stock-based compensation	$2,077	$4,360	$5,088	$8,572
Restricted Stock Awards and Restricted Stock Units
Stock-based award grants to employees generally vest one-third on the first anniversary of the date of grant, and in equal annual installments thereafter over the remaining two years vesting period. In the event of a change in control, all award types with the exception of performance unit awards, will vest in full effective immediately prior to the consummation of the change in control. A total of 1.8 million restricted stock units were granted with a weighted average grant date fair value of $0.65 during the six months ended June 30, 2022.
We granted 2.2 million restricted stock awards with a weighted average grant date fair value of $1.20 during the six months ended June 30, 2022. At June 30, 2022, we had 6.3 million restricted stock awards and units outstanding with a weighted average grant date fair value of $1.73.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

As of June 30, 2022, there was approximately $9.6 million of unrecognized compensation expense related to the unvested portions of restricted stock awards and restricted stock units. This expense is expected to be recognized over a weighted-average period of approximately 1.9 years.
Stock Options
Stock option grants to employees, consultants, and members of our Board of Directors generally should be exercised no later than 10 years from the date of grant.
We granted 6.5 million stock options with a weighted average exercise price of $0.65 during the six months ended June 30, 2022. At June 30, 2022, we had 14.6 million options outstanding with a weighted average exercise price of $3.81.
As of June 30, 2022, there was approximately $4.8 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.2 years.
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
We lease our principal executive office in Boston, Massachusetts under a non-cancelable operating lease expiring December 31, 2024. We also lease our research and development facility, in addition to other administrative office leases, in Irvine, California under a non-cancelable operating lease which expired on July 31, 2022. In June 2022, we entered into a new office facility lease in Irvine, California under a non-cancelable operating lease expiring July 31, 2025. We also lease an office facility in Henderson, Nevada under a non-cancelable operating lease expiring October 31, 2022. We recognize lease expense on a straight-line basis over the expected term of these operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations.
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of June 30, 2022 and 2021, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases (“Topic 842”).
The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the three and six months ended June 30, 2022 and 2021, we recognized no additional ROU assets in exchange for lease liabilities.
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
Financial Reporting Captions
The below table summarizes the lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Operating Leases	Condensed Consolidated Balance Sheet Caption	June 30, 2022	December 31, 2021
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$1,703	$2,505

Operating lease liabilities - current	Accounts payable and other accrued liabilities	715	1,282
Operating lease liabilities - non-current	Other long-term liabilities	1,139	1,452
Total operating lease liabilities		$1,854	$2,734
As of June 30, 2022 and December 31, 2021, our “facility and equipment under lease” consisted of office and research facilities of $1.3 million and $2.1 million, respectively, and office equipment of $0.4 million and $0.4 million, respectively.
Components of Lease Expense
We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$421	$427	$843	$893
Variable lease cost	99	99	198	200
Short-term lease cost	20	15	44	32
Total lease cost	$540	$541	$1,085	$1,125
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of June 30, 2022	2.7 years	2.8%
Operating leases as of December 31, 2021	2.7 years	3.8%
Future Contractual Lease Payments
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	June 30, 2022
2022 (remaining)	$423
2023	657
2024	669
2025	98
2026 and thereafter	73
Total future lease payments, undiscounted	$1,920
(Less): Implied interest	(66)
Present value of operating lease payments	$1,854
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
We are also obligated to make specified milestone payments to our licensors upon the achievement of certain regulatory and sales milestones, and to pay royalties based on our net sales of all in-licensed products. Depending on the milestone achievement type and whether the product has been approved, we will either (a) capitalize the value to “intangible assets” in the Condensed Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” on the Condensed Consolidated Statements of Operations. The liability relating to the payment due to the licensor will be recognized in the earliest period that we determine the respective milestone achievement is probable or has occurred.
The most significant remaining agreements associated with our operations, along with the key financial terms and our corresponding accounting and reporting conventions for each, are as follows:
(i) Eflapegrastim: Co-Development and Commercialization Agreement with Hanmi
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co., Ltd (“Hanmi”) for eflapegrastim, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the eflapegrastim development plan and hold its worldwide rights (except for Korea, China, and Japan).
Effective January 1, 2022, we executed an amendment to this license agreement, whereby we are contractually obligated to pay Hanmi a flat mid-single digit royalty on our aggregate annual net sales of eflapegrastim. Additionally, Hanmi has agreed to release the Company from a prior purchase obligation for eflapegrastim drug substance which resulted in a reduction in accrued liabilities of $11.2 million with a corresponding reduction in research and development expense. In addition, beginning in year three after the commercial launch, we are responsible for a supplemental mid-single digit royalty on aggregate annual net sales. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $10 million, based on the supplemental royalty. There were no obligations to Hanmi for the three or six months ended June 30, 2022.
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
Effective January 1, 2022, we executed an amendment to this in-license agreement, whereby the payments to Hanmi upon our achievement of various regulatory milestones now aggregate to $18.0 million, which includes eliminating the first approval milestone payment in return for a supplemental mid-single digit royalty on aggregate annual net sales beginning in year three after the commercial launch. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $15.0 million, based on the supplemental royalty. There were no contractual obligations to Hanmi under the previous agreement for the three or six months ended June 30, 2022.
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
We are contractually obligated to pay nominal fixed annual license maintenance fees to MD Anderson and pay additional fees upon our achievement of various regulatory and sales milestones. These regulatory milestones aggregate to $6.0 million

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

and the sales milestones aggregate to $24.0 million. We are also contractually obligated to pay MD Anderson royalties in the low single-digits on our net sales of poziotinib.
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
In November 2021, we provided notice to terminate the asset transfer, license, and sublicense agreement with ImmunGene, Inc. Pursuant to the agreement, we will transfer the rights, title or interest with respect to the transferred product back to ImmunGene. There were no contractual obligations to ImmunGene for the three or six months ended June 30, 2022.
We are also contractually obligated to pay nominal fixed annual license maintenance fees to one licensor.
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
Depending on the nature of the milestone achievement type we will either (a) capitalize the payment value to “intangible assets” in the Consolidated Balance Sheets or (b) recognize the payment value within “research and development” or “cost of sales” within the Consolidated Statements of Operations. The corresponding liability for the payment due to this licensor will be recognized in the Consolidated Balance Sheets within “accounts payable and other accrued liabilities” in the earliest period that we determine the respective milestone achievement is probable or has occurred.
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
(e) Employment Agreements
We entered into revised employment agreements with certain of our named executive officers (chief executive officer, chief legal officer, and chief medical officer) in April/June 2018 and June 2019, which supersede any prior change in control severance agreements with such individuals. Also, we entered into an employment agreement with our current chief financial officer in April 2022. These agreements provide for the payment of certain benefits to each executive upon their separation of employment under specified circumstances. These arrangements are designed to encourage each to act in the best interests of our stockholders at all times during the course of a change in control event or other significant transaction.
We previously entered into an employment agreement with our former Chief Executive Officer, Joseph Turgeon, under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 31, 2021, Mr. Turgeon’s employment with the Company was terminated without cause in accordance with his employment agreement. We have accrued $2.6 million and $3.1 million for all contractual amounts due and unpaid to Mr. Turgeon as of June 30, 2022 and December 31, 2021, respectively, within "accrued payroll and benefits" on the accompanying Consolidated Balance Sheets.
(f) Deferred Compensation Plan
The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is governed by our Compensation Committee and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At June 30, 2022 and December 31, 2021, the aggregate value of this DC Plan liability was $7.6 million and $11.2 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Luo v. Spectrum Pharmaceuticals, Inc., et al. On August 31, 2021, a shareholder lawsuit was filed against us in the U.S. District Court for the District of Nevada, which alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel in this putative securities class action. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit and intend to vigorously defend against these claims. On March 2, 2022, the Court entered an order partially granting and partially denying without prejudice a stipulated order eliminating defendants’ obligation to answer the initial pleading pending an amended complaint and addressing related briefing scheduling for an anticipated motion to dismiss. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the class.
Csaba v. Turgeon, et. al, (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al, (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al, (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al, (filed April 28, 2022 in the U.S. District of Delaware); and Albayrak v. Turgeon, et al, (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against us (as a nominal defendant), certain of our executive officers, and certain of our past and present members of the board of directors. The stockholder derivative complaints allege that certain of our executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Securities Exchange Act of 1934, as amended, for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The complaints generally but not uniformly further allege that certain of our executive officers and certain of our past and present directors breached their fiduciary duties, and certain of our present directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of our executive officers and past and present board members committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief.
The parties are in the process of seeking court approval for the consolidation of the Nevada derivative actions and staying all derivative actions until there is an adverse decision on a motion to dismiss in the Nevada securities class action. We believe that these claims are without merit and intend to vigorously defend against these claims.
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
Condensed Consolidated Statements of Operations
The following table presents the various elements of “loss from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$39	$—	$39	$—
Total revenues	39	—	39	—
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	42	127	44	127
Selling, general and administrative	—	—	—	—
Research and development	—	68	38	89
Total operating costs and expenses	42	195	82	216
Loss from discontinued operations before income taxes	(3)	(195)	(43)	(216)
Provision for income taxes from discontinued operations	—	—	—	—
Loss from discontinued operations, net of income taxes	$(3)	$(195)	$(43)	$(216)
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

We sold and issued common shares under the April 2019 ATM Agreement as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Period in Which Issued	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Year ended December 31, 2021	15,851,391	$52,621
Quarter ended June 30, 2022	5,619,827	$4,947

Note 9. Subsequent Events

During July 2022 and through the date of this filing, we sold and issued 5.1 million shares of our common stock for net proceeds of $4.5 million under the April 2019 ATM Agreement.

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
•our ability to maintain the services of our key executives and other personnel; and
•our ability to continue as a going concern.
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
The extent to which the COVID-19 pandemic may continue to impact our results of operations, including the long-term nature of the impacts, depends on numerous evolving factors, which are highly uncertain and difficult to predict, including the adoption rate of the COVID-19 vaccines, the emergence and spread of variants, the scope and the timing to further contain the virus or treat its impact, and to what extent normal economic and operating conditions can resume, among others. For more information related to the impact of COVID-19 on our business, refer to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 17, 2022.
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
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals

Our product pipeline is summarized below:
Eflapegrastim, a novel long-acting G-CSF:
We submitted our BLA for eflapegrastim to the FDA on October 24, 2019 that is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of eflapegrastim in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. Both studies met the pre-specified endpoint of non-inferiority in duration of severe neutropenia and met all of the secondary endpoints. In addition, the safety profile was similar to pegfilgrastim. On August 6, 2021, we announced the receipt of a CRL based on manufacturing deficiencies identified at both the drug substance and drug product manufacturers. The Company believes these manufacturing deficiencies have been remediated and on March 11, 2022, we resubmitted the BLA for eflapegrastim. On April 11, 2022, the Company announced that it had received notice that the BLA had been accepted and received a PDUFA date of September 9, 2022.
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
In October 2017, we announced the start of our pivotal ZENITH20 Phase 2 global clinical trial with active sites in the U.S., Canada and Europe. The ZENITH20 trial consisted of seven cohorts of NSCLC patients. Cohorts 1, 2, 3 and 4 have completed enrollment while Cohort 5 is continuing to enroll patients. We have closed Cohorts 6 and 7 for enrollment. Cohorts 1 (EGFR) and 2 (HER2) include previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) include first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 are each independently powered for a pre-specified statistical hypothesis and the primary endpoint is overall response rate (“ORR”). Cohort 5 includes previously treated NSCLC patients with HER2 exon 20 insertion mutations and is evaluating different dosing regimens. Cohort 6 included NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 included NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.
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
In March 2022, the Company presented the results of Cohort 4 at the European Society for Medical Oncology Targeted Anticancer Therapies (“ESMO TAT”) meeting. Cohort 4 of the ZENITH20 clinical trial enrolled a total of 70 patients, 48 of whom received an oral once daily dose of 16 mg of poziotinib and 22 of who received an oral twice daily dose of 8 mg of poziotinib. The intent-to-treat analysis demonstrated a confirmed ORR of 41% (95% CI of 30%-54%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 30% exceeded the pre-specified lower bound of 20%. The median duration of response was 5.7 months and median progression free survival was 5.6 months. The most common treatment related Grade ≥ 3 adverse events were rash (30%), stomatitis (19%), diarrhea (14%), and paronychia (7%). In addition, the incidence of Grade ≥ 3 pneumonitis was low at 3%. The safety profile was consistent with the TKI class.
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
Critical Accounting Policies and Estimates
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of significant estimates and assumptions made by our management as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Stock-based compensation; and
•Research and development costs.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)		(in thousands)		($ in thousands)		(in thousands)
Operating costs and expenses:
Selling, general and administrative	$9,385	$14,957	$(5,572)	(37.3)%	$19,255	$29,272	$(10,017)	(34.2)%
Research and development	16,007	29,114	(13,107)	(45.0)%	20,200	48,485	(28,285)	(58.3)%
Total operating costs and expenses	25,392	44,071	(18,679)	(42.4)%	39,455	77,757	(38,302)	(49.3)%
Loss from continuing operations before other income (expense) and income taxes	(25,392)	(44,071)	18,679	(42.4)%	(39,455)	(77,757)	38,302	(49.3)%
Interest income, net	117	26	91	350.0%	128	110	18	16.4%
Other expense, net	(3,757)	(5,876)	2,119	(36.1)%	(5,091)	(7,957)	2,866	(36.0)%
Total other expense	(3,640)	(5,850)	2,210	(37.8)%	(4,963)	(7,847)	2,884	(36.8)%
Loss from continuing operations before income taxes	(29,032)	(49,921)	20,889	(41.8)%	(44,418)	(85,604)	41,186	(48.1)%
Provision for income taxes from continuing operations	(13)	(16)	3	(18.8)%	(29)	(9)	(20)	222%
Loss from continuing operations	$(29,045)	$(49,937)	$20,892	(41.8)%	$(44,447)	$(85,613)	$41,166	(48.1)%
Loss from discontinued operations, net of income taxes	(3)	(195)	192	(98.5)%	(43)	(216)	173	(80.1)%
Net loss	$(29,048)	$(50,132)	$21,084	(42.1)%	$(44,490)	$(85,829)	$41,339	(48.2)%
Quarterly Discussion
Selling, General and Administrative. Selling, general and administrative expenses decreased by $5.6 million in the current period. This decrease primarily relates to (i) a decrease in stock-based compensation expense of $1.8 million, (ii) a decrease in deferred compensation expense of $1.8 million given decreases in the overall market compared to the prior year period, (iii) a $1.2 million decrease in personnel expenses primarily related to the reduction in workforce during the strategic restructuring that began in January, and (iv) a decrease of $0.7 million in other general expenses.
Research and Development. Research and development expenses decreased by $13.1 million in the current period, primarily due to decreased program activities of $8.0 million for eflapegrastim, $3.0 million for poziotinib, and $0.3 million related to our early-stage compounds. Personnel expenses decreased by $1.8 million related to the reduction in workforce during the strategic restructuring that began in January.
Total Other Expense. Total other expense decreased by $2.2 million primarily due to a $3.4 million increase in the market value of our equity holdings compared to the prior year period, which was partially offset by (i) a decrease of $0.5 million of realized gains recorded during the current period for the sale of our equity holdings, and (ii) $0.8 million of decreased value of our deferred compensation plan assets.
Year to Date Discussion
Selling, General and Administrative. Selling, general and administrative expenses decreased by $10.0 million in the current year period. This decrease primarily relates to (i) a decrease in stock-based compensation expense of $2.7 million, (ii) a decrease in deferred compensation expense of $2.8 million given decreases in the overall market compared to the prior year period, (iii) a $1.3 million decrease in personnel expenses, primarily related to the reduction in workforce during the strategic restructuring that began in January, (iv) a decrease of $1.7 million in professional services, and (v) a decrease of $1.5 million in other general expenses.
Research and Development. Research and development expenses decreased by $28.3 million in the current period, primarily due to the reversal of an $11.2 million eflapegrastim drug substance accrual during the period. A concession was provided by Hanmi Pharmaceutical for drug substance which had been accrued during 2021 and is no longer payable. Expenses also decreased in the current period due to decreased program activities of $9.7 million for eflapegrastim, $4.1 million for poziotinib, and $1.2 million related to our early-stage compounds. Personnel expenses decreased by $2.2 million related to the reduction in workforce during the strategic restructuring that began in January.
Total Other Expense. Total other expense decreased by $2.9 million primarily due to a $6.9 million increase in the market value of our equity holdings compared to the prior year period, which was partially offset by (i) a decrease of $2.7 million of realized gains recorded during the current period for the sale of our equity holdings, and (ii) $1.2 million of decreased value of our deferred compensation plan assets.
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $68.0 million in aggregate cash, cash equivalents and marketable securities and an accumulated deficit of $1.1 billion. We expect that we will continue to incur significant research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations.
Based on our available cash resources, we believe that we have insufficient cash on hand to fund our current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern.
Our plans to address this condition include evaluating different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, public or private sales of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. However, there can be no assurance that we will be able to secure such additional financing, or if available, that it will be sufficient to meet our needs or be on favorable terms.
Net Cash Used In Operating Activities
Net cash used in operating activities was $53.7 million for the six months ended June 30, 2022, as compared to $64.1 million in the prior year period. This decrease in net cash used in operating activities was primarily related to decreased research and development program spend.
Net Cash Used In Investing Activities
Net cash used in investing activities was $34.5 million for the six months ended June 30, 2022, as compared to $79.6 million provided by investing activities during the prior year period. This increase in net cash used in investing activities was primarily related to a period over period (i) decrease of $89.3 million of proceeds from maturities of our investments, (ii) increase of $21.8 million of purchased investments, and (iii) decrease of $3.1 million of proceeds received from the sale of our equity holdings.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $25.2 million for the six months ended June 30, 2022, as compared to $53.1 million during the prior year period. The cash provided by financing activities for the six months ended June 30, 2022 primarily relates to $20 million of proceeds from shares of common stock sold to Hanmi, $4.9 million of proceeds from shares of common stock sold pursuant to an at-the-market sales agreement, and $0.3 million of proceeds from employee stock purchases under our employee stock purchase plan, which cash provided by financing activities for the six months ended June 30, 2021 primarily related to $52.6 million of proceeds from shares of common stock sold pursuant to an at-the-market sales agreement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, nor do we currently have any, as defined under SEC rules.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Item 1A. Risk Factors
As of the date of this filing, except as discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 17, 2022.
There is substantial doubt about our ability to continue as a going concern.
Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our continuing operations. The above conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of this filing. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully develop and commercialize products, the market acceptance and success of our products and our ability to obtain additional required funding. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.
We will require additional funding to continue as a going concern.
We incurred significant net losses for the years ended December 31, 2021 and December 31, 2020 and those losses have continued in 2022. The development of our business will require additional capital to help fund the development and commercialization of our products and product candidates, conduct research, development and trials relating to our product candidates, fund our ongoing operations and satisfy our obligations and liabilities. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. Delays in obtaining, or the inability to obtain, required funding from debt or equity financings, sales of assets, sales or out-licenses of intellectual property or technologies, or other transactions or sources, could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments, and could adversely affect our ability to continue operations.
Our ability to obtain required financing will be subject to a number of factors, including without limitation market conditions, our capitalization, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.
We have not been in compliance with the requirements of the NASDAQ Stock Market for continued listing and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our shareholders.
On June 7, 2022, we received notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for the Company's common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Market.
Nasdaq's notice has no immediate effect on the listing of the Company's common stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until December 5, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 5, 2022.
If the Company does not regain compliance by December 5, 2022, the Company may be eligible for an additional grace period if it applies to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company's common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Market until the completion of the appeal process.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/2019
3.1	Restated Certificate of Incorporation.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws	8-K	001-35006	3.1	3/29/2018
10.1	Employment Agreement, dated May 25, 2022, by and between the Company and Nora Brennan					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	August 12, 2022	By:	/s/ Nora E. Brennan
Nora E. Brennan
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)