Form 10-Q
period 2022-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2022-11-14
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(Registrant’s telephone number, including area code): (617) 586-3900

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022, 203,205,510 shares of the registrant’s common stock were outstanding.

Spectrum Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2022
Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

SPECTRUM PHARMACEUTICALS, INC. ® is a registered trademark of Spectrum Pharmaceuticals, Inc. and its affiliates. REDEFINING CANCER CARE™, ROLVEDON™ and the Spectrum Pharmaceuticals’ logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

Part I: Financial Information

Item 1: Financial Statements

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$56,255	$88,539
Marketable securities	43,997	12,108
Other receivables	586	1,028
Inventories	9,373	—
Prepaid expenses and other current assets	2,769	2,277
Total current assets	112,980	103,952
Property and equipment, net	422	455
Facility and equipment under lease	1,869	2,505
Other assets	3,658	4,636
Total assets	$118,929	$111,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$42,011	$41,258
Accrued payroll and benefits	7,613	11,971
Total current liabilities	49,624	53,229
Loan payable, long-term	28,488	—
Other long-term liabilities	4,965	10,766
Total liabilities	83,077	63,995
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 203,339,656 and 164,502,013 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	203	165
Additional paid-in capital	1,148,996	1,094,353
Accumulated other comprehensive loss	(3,009)	(3,042)
Accumulated deficit	(1,110,338)	(1,043,923)
Total stockholders’ equity	35,852	47,553
Total liabilities and stockholders’ equity	$118,929	$111,548
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs and expenses:
Selling, general and administrative	$8,263	$12,243	$27,518	$41,515
Research and development	13,335	20,850	33,535	69,335
Total operating costs and expenses	21,598	33,093	61,053	110,850
Loss from continuing operations before other income (expense) and income taxes	(21,598)	(33,093)	(61,053)	(110,850)
Other income (expense):
Interest income, net	128	11	256	121
Other income (expense), net	(443)	9	(5,534)	(7,948)
Total other income (expense)	(315)	20	(5,278)	(7,827)
Loss from continuing operations before income taxes	(21,913)	(33,073)	(66,331)	(118,677)
Provision for income taxes from continuing operations	(16)	—	(45)	(9)
Loss from continuing operations	(21,929)	(33,073)	(66,376)	(118,686)
Income (loss) from discontinued operations, net of income taxes	4	(11)	(39)	(227)
Net loss	$(21,925)	$(33,084)	$(66,415)	$(118,913)

Basic and diluted loss per share:
Loss from continuing operations	$(0.12)	$(0.21)	$(0.37)	$(0.77)
Income (loss) from discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.12)	$(0.21)	$(0.37)	$(0.78)
Weighted average shares outstanding, basic and diluted	188,358,072	159,261,818	177,818,168	153,341,854
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,925)	$(33,084)	$(66,415)	$(118,913)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	32	(1)	(14)	(1,130)
Foreign currency translation adjustments	(86)	(153)	47	(522)
Other comprehensive income (loss)	(54)	(154)	33	(1,652)
Total comprehensive loss	$(21,979)	$(33,238)	$(66,382)	$(120,565)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	164,502,013	$165	$1,094,353	$(3,042)	$(1,043,923)	$47,553
Net loss	—	—	—	—	(15,442)	(15,442)
Other comprehensive income, net	—	—	—	134	—	134
Recognition of stock-based compensation expense	—	—	3,011	—	—	3,011
Restricted stock award grants, net of forfeitures	1,675,472	2	(2)	—	—	—
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	12,500,000	12	19,988	—	—	20,000
Issuance of common stock upon vesting of performance units	150,000	—	—	—	—	—
Balance as of March 31, 2022	178,827,485	$179	$1,117,350	$(2,908)	$(1,059,365)	$55,256
Net loss	—	—	—	—	(29,048)	(29,048)
Other comprehensive loss, net	—	—	—	(47)	—	(47)
Recognition of stock-based compensation expense	—	—	2,077	—	—	2,077
Issuance of common shares pursuant to at-the-market offering, net of offering costs	5,619,827	6	4,941	—	—	4,947
Issuance of common stock for employee stock purchase plan	388,541	—	257	—	—	257
Restricted stock award grants, net of forfeitures	34,420	—	—	—	—	—
Balance as of June 30, 2022	184,870,273	$185	$1,124,625	$(2,955)	$(1,088,413)	$33,442
Net loss	—	—	—	—	(21,925)	(21,925)
Other comprehensive income, net	—	—	—	(54)	—	(54)
Recognition of stock-based compensation expense	—	—	2,547	—	—	2,547
Issuance of common shares pursuant to at-the-market offering, net	18,894,118	19	21,594	—	—	21,613
Restricted stock award grants, net of forfeitures	(424,735)	(1)	—	—	—	(1)
Issuance of warrants upon debt financing	—	—	230	—	—	230
Balance as of September 30, 2022	203,339,656	$203	$1,148,996	$(3,009)	$(1,110,338)	$35,852

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243
Net loss	—	—	—	—	(35,697)	(35,697)
Other comprehensive loss, net	—	—	—	(1,678)	—	(1,678)
Recognition of stock-based compensation expense	—	—	4,212	—	—	4,212
Issuance of common shares under an at-the-market sales agreement	5,678,893	6	21,351	—	—	21,357
Restricted stock award grants, net of forfeitures	1,966,333	2	—	—	—	2
Balance as of March 31, 2021	153,728,336	$154	$1,046,784	$(3,507)	$(920,992)	$122,439
Net loss	—	—	—	—	(50,132)	(50,132)
Other comprehensive income, net	—	—	—	180	—	180
Recognition of stock-based compensation expense	—	—	4,360	—	—	4,360
Issuance of common stock for employee stock purchase plan	163,463	—	474	—	—	474
Issuance of common stock upon exercise of stock options	1,250	—	2	—	—	2
Restricted stock award grants, net of forfeitures	39,127	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,386	—	—	—	—	—
Issuance of common shares under an at-the-market sales agreement	10,172,498	10	31,255	—	—	31,265
Balance as of June 30, 2021	164,106,060	$164	$1,082,875	$(3,327)	$(971,124)	$108,588
Net loss	—	—	—	—	(33,084)	(33,084)
Other comprehensive loss, net	—	—	—	(154)	—	(154)
Recognition of stock-based compensation expense	—	—	4,114	—	—	4,114
Restricted stock award grants, net of forfeitures	(148,160)	—	—	—	—	—
Balance as of September 30, 2021	163,957,900	$164	$1,086,989	$(3,481)	$(1,004,208)	$79,464

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Loss from continuing operations	$(66,376)	$(118,686)
Loss from discontinued operations, net of income taxes	(39)	(227)
Net loss	(66,415)	(118,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	212
Amortization of debt discount	17	—
Stock-based compensation	7,635	12,686
Non-cash lease expense	539	1,151
Other non-cash items	88	281
Loss on disposal of manufacturing equipment	—	3,057
Loss on disposal of assets	2	—
Realized loss (gain) on sale of equity holdings	1,094	(4,580)
Unrealized loss on equity holdings	3,352	12,816
Changes in operating assets and liabilities:
Accounts receivable, net	—	66
Other receivables	431	(1,391)
Inventories	(9,373)	—
Prepaid expenses and other current assets	(617)	1,620
Other assets	976	(89)
Accounts payable and other accrued liabilities	389	4,376
Accrued payroll and benefits	(4,360)	(1,085)
Other long-term liabilities	(5,609)	654
Net cash used in operating activities	(71,651)	(89,139)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	2,799	109,771
Proceeds from sale of equity holdings	2,028	4,406
Purchases of investments	(41,023)	(16,568)
Purchases of property and equipment, net	(45)	(140)
Net cash (used in) provided by investing activities	(36,241)	97,469
Cash Flows From Financing Activities:
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	20,000	—
Proceeds from the issuance of debt, net of debt issuance costs	28,852	—
Proceeds from sale of common stock under an at-the-market sales agreement, net	26,560	52,622
Proceeds from sale of stock under our employee stock purchase plan	257	474
Proceeds from employees for exercises of stock options	—	4
Net cash provided by financing activities	75,669	53,100
Effect of exchange rates on cash and cash equivalents	(61)	(4)
Net (decrease) increase in cash and cash equivalents	(32,284)	61,426
Cash and cash equivalents—beginning of period	88,539	46,009
Cash and cash equivalents—end of period	$56,255	$107,435
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$1,492	$1,626
Cash paid for income taxes	$—	$12
Supplemental disclosures of non-cash financing activity:
Issuance of warrants in connection with debt financing	$230	$—
Debt issuance costs in accrued liabilities	$152	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Note 1. Description of Business, Basis of Presentation, And Operating Segment
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company with a strategy of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house organization includes clinical development, regulatory, quality, data management, and commercialization.
We have one commercial asset and one drug in late-stage development:
•ROLVEDONTM (formerly known as eflapegrastim), a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On April 11, 2022, we announced that we had received notice that the Biologics License Application (“BLA”) had been accepted and received a Prescription Drug User Fee Act (“PDUFA”) date of September 9, 2022. On September 9, 2022, we received the U.S. Food and Drug Administration’s (“FDA”) marketing approval; and

•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, we announced we submitted our New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product has received Fast Track designation and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, we announced that we had received notice that the NDA had been accepted and received a PDUFA action date of November 24, 2022. On September 22, 2022, we met with the FDA’s Oncologic Drugs Advisory Committee (“ODAC”). ODAC voted 9-4 that the current benefits of poziotinib did not outweigh its risks.

Our business strategy is the development of late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and nine months ended September 30, 2022 and 2021 is unaudited and is not necessarily indicative of our operating results for a full year. We believe the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and nine months ended September 30, 2022 and 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. Certain prior period amounts have been reclassified for consistency with the current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on March 17, 2022).
Discontinued Operations - Sale of our Commercial Product Portfolio
In March 2019, we completed the sale of our Commercial Product Portfolio (as defined below in Note 8) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operations, connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

within the accompanying Condensed Consolidated Statements of Operations. See Note 8 for further information on the Commercial Product Portfolio Transaction.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. Substantially all of the accumulated other comprehensive loss is comprised of foreign currency translation adjustments at September 30, 2022.
Liquidity and Capital Resources
The Company expects to incur future net losses as it continues to fund the advancement and commercialization of its product candidates. Based upon our current projections, including our intention to continue to place a disciplined focus on streamlining our business operations, we believe that our $100.3 million in aggregate cash, cash equivalents and marketable securities as of September 30, 2022, will be sufficient to fund our current and planned operations for at least the next twelve months. However, should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that increases or accelerates our anticipated costs and expenses, we may require additional liquidity earlier than expected. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or through a combination of the foregoing. However, we do not currently have any binding commitments for additional financing. Accordingly, we cannot provide any assurance that we will be able to obtain additional liquidity on terms favorable to us or our current stockholders, or at all. Our liquidity and our ability to fund our capital requirements going forward are dependent, in part, on market and economic factors that are beyond our control. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital.
On September 21, 2022, we entered into a Loan and Security Agreement (“Loan Agreement”), by and among the Company, Allos Therapeutics, Inc., Talon Therapeutics, Inc., and Spectrum Pharmaceuticals International Holdings, LLC, as borrowers (together with the Company, the “Borrowers”), SLR Investment Corp. (“SLR”), as administrative agent (the “Agent”), and the lenders party thereto (the “Lenders”) that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $65.0 million available to us in four tranches (collectively, the “Term Loans”). As of September 30, 2022, we have drawn a total of $30.0 million of the Term Loans pursuant to the Loan Agreement, with a remaining undrawn principal balance of $35.0 million, which is available through December 31, 2023 and is subject to the achievement of certain milestone events. Refer to Note 5 for additional information.
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing and marketing oncology and hematology drug products. For the three and nine months ended September 30, 2022 and 2021, all of our operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations).
Note 2. Summary of Significant Accounting Policies And Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, our management evaluates (as applicable) its most critical estimates and assumptions, including those related to: (i) the realization of our tax assets and estimates of our tax liabilities; (ii) the fair value of our investments; (iii) the valuation of our stock options and the periodic expense recognition of stock-based compensation; (iv) the potential outcome of our ongoing or threatened litigation; and (v) the future undiscounted cash flows and revenues, as well as assesses our ability to fund our operations for at least the next twelve months from the date of issuance of these financial statements.
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
(iii) Inventory
We value our inventory at the lower of cost or net realizable value. Inventory cost is determined on a first-in, first-out basis. We regularly review our inventory quantities and when appropriate record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast and corresponding expiry dates. We have not recognized a provision for obsolete and excess inventory through September 30, 2022.
We received FDA approval for ROLVEDON on September 9, 2022, and on that date began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all saleable product purchased from such suppliers were included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until we had received FDA approval.
(iv) Property and Equipment, Net
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
(v) Stock-Based Compensation
Stock-based compensation expense for equity awards granted to our employees and members of our Board of Directors is recognized on a straight-line basis over each award’s vesting period. Recognized compensation expense is net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited prior to vesting, and is ultimately adjusted for actual forfeitures. We use the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights (as of the date of grant) that have service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) that have combined market conditions and service conditions for vesting.
The recognition of stock-based compensation expense and the initial calculation of stock option fair value requires certain assumptions, including (a) the pre-vesting forfeiture rate of the award, (b) the expected term that the stock option will remain outstanding, (c) our stock price volatility over the expected term (and that of our designated peer group with respect to certain market-based awards), (d) zero dividend yield, and (e) the prevailing risk-free interest rate for the period matching the expected term.
With regard to (a)-(e) above: we estimate forfeiture rates based on our employees’ overall forfeiture history, which we believe will be representative of future results. We estimate the expected term of stock options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of our common stock for a look-back period that corresponds with the expected term. We estimate the risk-free interest rate based upon the U.S. Department of the Treasury yields in effect at award grant, for a period equaling the expected term of the stock option and we estimate a zero dividend yield.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(vi) Basic and Diluted Net Loss per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share is the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only stock options, warrants, and other common stock equivalents outstanding during the period to the extent that they are dilutive.
There were 24.2 million shares and 12.7 million shares of outstanding securities (including stock options, restricted stock units, unvested restricted stock awards, stock appreciation rights, and performance awards) as of September 30, 2022 and 2021, respectively, that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
(vii) Income Taxes
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
(viii) Research and Development Expenses
Our research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, benefits, and other staff-related costs including associated stock-based compensation, laboratory supplies, clinical trial and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of activities and the invoices received from our external service providers. We adjust our accruals as actual costs become known. Where contingent milestone payments are due to third parties under research and development or license agreements, the milestone payment obligations are expensed in the earliest period that we determine the respective milestone achievement is probable or has occurred.
(ix) Debt Issuance Costs
Debt issuance costs incurred in connection with the Term Loans are classified on the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense in the consolidated statement of operations using the effective interest rate method over the term of the debt agreement. Refer to Note 5 for additional information on the Term Loans.
(x) Recently Issued Accounting Standards
There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), which we do not believe had or will have a material impact on our consolidated financial statements, unless otherwise described below.
In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

standard becomes effective for us on January 1, 2024, and is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.
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
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	September 30, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$40,913	$—	$—	$40,913
Equity securities	258	—	—	258
Government-related debt securities	45,158	—	—	45,158
Mutual funds	3,551	8	—	3,559
Key employee life insurance, cash surrender value(1)	—	3,504	—	3,504
	$89,880	$3,512	$—	$93,392
Liabilities:
Deferred executive compensation liability(2)	$—	$7,434	$—	$7,434
	$—	$7,434	$—	$7,434
(1) Included within other assets on our Condensed Consolidated Balance Sheets, and the amount is based on the stated cash surrender value of life insurance policies of named current and former employees at each period-end.
(2) Included $3.8 million within accounts payable and other accrued liabilities and $3.6 million within other long-term liabilities on our Condensed Consolidated Balance Sheets.

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
Note 4. Balance Sheet Account Detail
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities

We maintain cash balances with select major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) and other third parties insure a fraction of these deposits. Accordingly, these cash deposits are not insured against the possibility of a substantial or complete loss of principal and are inherently subject to the credit risk of the corresponding financial institution.
Our investment policy requires that purchased investments may only be in highly-rated and liquid financial instruments and limits our holdings of any single issuer (excluding any debt or equity securities that may be received from our strategic partners in connection with an out-license arrangement).
The carrying amount of our equity securities and money market funds approximates their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. There were no material unrealized losses on our investment securities at September 30, 2022 or December 31, 2021.
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Fair Value	Cash and Cash Equivalents	Marketable Securities
September 30, 2022
Money market funds	$40,913	$40,913	$40,913	$—
Equity securities(1)	—	258	—	258
Government-related debt securities	45,172	45,158	4,970	40,188
Mutual funds	2,146	3,551	—	3,551
Bank deposits	10,372	10,372	10,372	—
Total cash and cash equivalents and marketable securities	$98,603	$100,252	$56,255	$43,997
December 31, 2021
Equity securities	$3,512	$5,718	$—	$5,718
Money market funds	66,322	66,322	66,322	—
Bank deposits	22,217	22,217	22,217	—
Mutual funds	5,218	6,390	—	6,390
Total cash and cash equivalents and marketable securities	$97,269	$100,647	$88,539	$12,108
(1)Our aggregate equity holdings consist of 0.4 million common shares of Unicycive Therapeutics, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $0.3 million as of September 30, 2022. We completed the sale of 0.4 million shares of common stock and recognized a $0.4 million gain within “other expense, net” within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022. Additionally, we completed the sale of our remaining 0.9 million shares of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, common stock and recognized a $1.9 million loss within “other expense, net” within the accompanying Condensed

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Consolidated Statements of Operations for the nine months ended September 30, 2022. We no longer hold any shares of CASI Pharmaceuticals, Inc.
(b) Inventories
Upon approval of ROLVEDON on September 9, 2022, we began capitalizing our purchases of saleable inventory of ROLVEDON from suppliers. Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$9,000	$—
Work-in-process	373	—
Finished goods	—	—
Inventories	$9,373	$—
(c)  Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	September 30, 2022	December 31, 2021
Trade accounts payable and other	$35,005	$33,408
Lease liability - current portion	752	1,282
Commercial Product Portfolio accruals (Note 8)	6,254	6,568
Accounts payable and other accrued liabilities	$42,011	$41,258
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for our categories of gross-to-net (“GTN”) estimates related to the Commercial Product Portfolio accruals were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory and GPO Administrative Fees	Product Return Allowances	Total
Balance as of December 31, 2020	$2,601	$942	$4,299	$7,842
(Less): Payments and credits against GTN accruals	(1,159)	—	(115)	(1,274)
Balance as of December 31, 2021	1,442	942	4,184	6,568
(Less): Payments and credits against GTN accruals	(50)	—	(264)	(314)
Balance as of September 30, 2022	$1,392	$942	$3,920	$6,254
Note 5. Loan Payable

On September 21, 2022, we entered into the Loan Agreement that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $65.0 million, available to us in four tranches. Upon entering into the Loan Agreement in September 2022, we borrowed $30.0 million in term loans (the “Term A Loan”). Under the terms of the Loan Agreement, we may borrow up to an additional $35.0 million in term loans subject to us achieving the following milestones:
a.Through December 20, 2022, $10.0 million (the “Term B Loan”) if we provide satisfactory evidence that the FDA has approved the New Drug Application (“NDA”) for poziotinib for non-small cell lung cancer in previously treated patients with HER2 exon 20 insertion mutations with a label materially consistent with our filing of such NDA;
b.Through May 15, 2023, $15.0 million (the “Term C Loan”) if we provide satisfactory evidence that we have achieved a minimum of $15.7 million in Net Product Revenue (as defined in the Loan Agreement) calculated on a trailing six (6) month basis for any measuring period ending on or prior to March 31, 2023; and

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

c.Through November 15, 2023, $10.0 million (the “Term D Loan”) if we provide satisfactory evidence that we have achieved a minimum of $40.0 million in Net Product Revenue calculated on a trailing six (6) month basis for any measuring period ending on or prior to September 30, 2023.
The Loan Agreement contains customary events of default and representations, warranties and affirmative and negative covenants, including financial covenants requiring the Company to (i) maintain certain levels of cash in accounts subject to a control agreement in favor of the Agent of at least $25.0 million at all times commencing from September 21, 2022 and ending on the later of (A) July 31, 2023 and (B) the date Company either (1) receives, on or after September 13, 2022, at least $40.0 million in net cash proceeds from equity raises and/or business development or collaboration agreements or (2) (x) receives, on or after September 13, 2022, at least $30.0 million in net cash proceeds from equity raises and/or business development or collaboration agreements and (y) achieves at least $25.8 million in trailing 6-month net revenue from the sale of any products (on or prior to the period ending July 31, 2023) and (ii) maintain, commencing March 31, 2023, on a monthly basis until the end of 2023, and on a quarterly basis thereafter, either (A) net revenue from the sale of any products of at least $100 million on a trailing 12-month basis, or (B) net revenue from the sale of any products of an amount set forth in the Loan Agreement, on a trailing 6-month basis.
The Term Loans will be guaranteed by certain of our subsidiaries (the “Guarantors”). Our obligations under the Loan Agreement are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the Guarantors.
The Term Loans bear interest at a floating rate per annum equal to the 1-Month CME Term SOFR (subject to a 2.3% floor) plus 5.7%. Interest-only payments are due beginning on November 1, 2022 through September 30, 2025, and the interest-only period may be extended to September 30, 2026 (“Principal Extension”) provided the Company and its subsidiaries have achieved a minimum of $40.0 million in net product revenue on a trailing six-month basis for any measuring period ending on or prior to September 30, 2023. We are also required to make monthly principal payments beginning on October 1, 2025 in an amount equal to 1/24th of the aggregate amount of the Term Loans outstanding if the Principal Extension is not executed, or, beginning on October 1, 2026, 1/12th of the aggregate amount of the Term Loans outstanding if the Principal Extension is executed. On the Maturity Date, we are required to pay in full all outstanding Term Loans and other amounts owed under the Loan Agreement.
At the time of borrowing any tranche of the Term Loans, we are required to pay an upfront fee of 1.0% of the aggregate principal amount borrowed at that time. We may prepay all of the Term Loans, and are required to make mandatory prepayments of the Term Loans upon the occurrence of a bankruptcy or insolvency event (including the acceleration of claims by operation of law). All mandatory and voluntary prepayments of the Term Loans are subject to prepayment premiums equal to (i) 3% of the principal prepaid if prepayment occurs on or before September 21, 2023, (ii) 2% of the principal prepaid if prepayment occurs after September 21, 2023 but on or before September 21, 2024, or (iii) 1% of the principal prepaid if prepayment occurs after September 21, 2024.
We will pay facility fees and success fees upon borrowing the future tranches as follows:
a.Facility fee of $0.1 million and success fee of 0.75% of the principal of the Term B Loans,
b.Facility fee of $0.2 million and success fee of 0.75% of the principal of the Term C Loans, and
c.Facility fee of $0.1 million and success fee of 0.75% of the principal of the Term D Loans.
In addition, we are required to pay an exit fee in an amount equal to 4.75% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment. In connection with the Loan Agreement, we granted warrants (“Warrants”) to the Lenders to purchase up to 454,454 shares of our common stock at an exercise price of $0.66 per share, which had a fair market value at time of issuance of $0.2 million. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. Upon borrowing the future tranches, we will issue warrants to the Lenders to purchase an aggregate number of shares of common stock equal to 1.0% of the Term Loan amount funded divided by the applicable Exercise Price (as defined below). The Exercise Price is defined as the lesser of (a) the 10-day trailing average of the Company’s closing common stock price ending on the trading day immediately prior to the funding date of the applicable Term Loan and (b) the Company’s closing common stock price on the trading day immediately prior to the funding date of the applicable Term Loan. The Warrants are immediately exercisable, and the exercise period will expire 10 years from the date of issuance. During our evaluation of equity classification for the Warrants, we considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The Warrants do not fall under the liability criteria within ASC 480, Distinguishing

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The Warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to our common stock and would be classified in permanent equity if freestanding.
The Loan Agreement contains customary events of default that entitle SLR to accelerate the repayment of the Term Loans, and to exercise remedies against the Borrowers and the collateral securing the Term Loans. Upon the occurrence and for the duration of an event of default, an additional default interest rate of 4.0% will apply to all obligations owed under the Loan Agreement.
In September 2022, we borrowed $30.0 million upon the signing of the Loan Agreement and incurred debt issuance costs of $3.0 million, including the exit fee of $1.4 million, that are classified as contra-liabilities on our condensed consolidated balance sheets and are being recognized as interest expense over the term of the loan using the effective interest method. During the three and nine months ended September 30, 2022, we recognized interest expense related to the Term Loans of approximately $0.1 million, approximately $17 thousand of which was noncash.
The following table summarizes the composition of Term Loans payable as reflected on the condensed consolidated balance sheet as of September 30, 2022 (in thousands):

September 30, 2022
Gross proceeds	$30,000
Accrued exit fee	1,425
Unamortized debt discount	(2,937)
Carrying value	$28,488

The aggregate maturities of Loan Payable as of September 30, 2022 are as follows (in thousands):

September 30, 2022
2022	$—
2023	—
2024	—
2025	3,750
2026 and thereafter	26,250
$30,000
Note 6. Stock-Based Compensation
In June 2018, we adopted the 2018 Long-Term Incentive Plan (the “2018 Plan”) which provides for the issuance of restricted stock awards and units, incentive and nonqualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants and members of our Board of Directors. On June 21, 2022, our shareholders approved an additional 18.0 million shares to be reserved for issuance under the 2018 Plan.
Stock-based award grants to employees generally vest one-third on the first anniversary of the date of grant, and in equal annual installments thereafter over the remaining two-year vesting period. The 2018 Plan limits the term of each stock option to no more than 10 years from the date of grant. Historically, in the event of a change in control, all award types, with the exception of performance unit awards made to Named Executive Officers (“NEOs”) and staff, would automatically vest in full effective as of immediately prior to the consummation of the change in control. Moving forward, in the event of a change in control, all future award grants made to staff will vest at the full discretion of the Compensation Committee. All future award grants made to NEOs shall be governed by the terms of each individual Executive Employment Agreement, which typically provide that, with the exception of performance unit awards, all award types vest in full immediately prior to the consummation of a change in control.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three and nine months ended September 30, 2022 and 2021, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$1,477	$2,927	$4,589	$8,730
Research and development	1,070	1,187	3,046	3,956
Total stock-based compensation	$2,547	$4,114	$7,635	$12,686
Restricted Stock Awards and Units
The following table summarizes activity related to restricted stock awards (“RSAs”) for the nine months ended September 30, 2022:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested at December 31, 2021	4,436,007	$3.33
Granted	2,160,240	1.20
Vested	(1,804,526)	3.77
Forfeited	(875,513)	2.61
Unvested at September 30, 2022	3,916,208	$2.11

The Company recorded stock-based compensation expense of $1.3 million and $4.2 million for the three and nine months ended September 30, 2022, respectively, related to RSAs. As of September 30, 2022, there was approximately $5.7 million of unrecognized compensation expense related to the unvested portions of RSAs, which is expected to be recognized over a weighted-average period of approximately 1.7 years. The expense for time-based vesting awards is recognized over the vesting period of the award.
The following table summarizes activity related to restricted stock units (“RSUs”) for the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2021	184,512	$23.53
Granted	1,677,552	0.71
Vested	—	—
Forfeited	(4,512)	—
Outstanding at September 30, 2022	1,857,552	$0.71
The Company recorded stock-based compensation expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, related to RSUs. As of September 30, 2022, there was approximately $1.2 million of unrecognized compensation expense related to the unvested portions of RSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2022:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,505,461	$6.42	5.86
Granted	6,885,316	0.68
Exercised	—	—		$—
Forfeited	(181,914)	3.34
Expired	(1,239,985)	7.28
Outstanding at September 30, 2022	14,968,878	$3.74	7.59	$—
Vested and Expected to Vest at September 30, 2022	7,760,304	$1.08	9.26	$—
Exercisable at September 30, 2022	6,045,584	$7.68	5.12	$—
The Company recorded stock-based compensation expense of $0.8 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, related to stock options. As of September 30, 2022, there was approximately $5.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

	Nine Months Ended September 30,
	2022	2021
Expected life (in years)	5.57	5.50
Risk-free interest rate	1.70% - 3.30%	0.56% - 1.01%
Expected volatility	83.6% - 90.5%	80.0% - 81.3%
Expected dividend yield	—%	—%
Weighted-average grant-date fair value per stock option	$0.48	$2.42
Note 7. Financial Commitments and Contingencies and Key License Agreements
(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from two to four years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.
We lease our principal executive office in Boston, Massachusetts under a non-cancelable operating lease expiring December 31, 2024. We also leased our research and development facility, in addition to other administrative office leases, in Irvine, California under a non-cancelable operating lease which expired on July 31, 2022. In June 2022, we entered into a new office facility lease in Irvine, California under a non-cancelable operating lease expiring July 31, 2025. We also leased an office facility in Henderson, Nevada under a non-cancelable operating lease which expired on October 31, 2022. We recognize lease expense on a straight-line basis over the expected term of these operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations.
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

measurement of our reported lease asset and liability discussed below. As of September 30, 2022 and 2021, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases (“Topic 842”).
The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the three and nine months ended September 30, 2022, we recognized $0.4 million of additional right-of-use assets in exchange for lease liabilities.
We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes the lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases	Condensed Consolidated Balance Sheet Caption	September 30, 2022	December 31, 2021
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$1,869	$2,505

Operating lease liabilities - current	Accounts payable and other accrued liabilities	752	1,282
Operating lease liabilities - non-current	Other long-term liabilities	1,249	1,452
Total operating lease liabilities		$2,001	$2,734
As of September 30, 2022 and December 31, 2021, our “facility and equipment under lease” consisted of office and research facilities of $1.5 million and $2.1 million, respectively, and office equipment of $0.4 million and $0.4 million, respectively.
Components of Lease Expense
We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$266	$381	$1,109	$1,274
Variable lease cost	38	79	236	280
Short-term lease cost	5	13	50	46
Total lease cost	$309	$473	$1,395	$1,600
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of September 30, 2022	2.7 years	3.0%
Operating leases as of December 31, 2021	2.7 years	3.8%
Future Contractual Lease Payments

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	September 30, 2022
2022 (remaining)	$198
2023	804
2024	821
2025	188
2026 and thereafter	73
Total future lease payments, undiscounted	$2,084
(Less): Implied interest	(83)
Present value of operating lease payments	$2,001
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
The most significant remaining agreements associated with our operations, along with the key financial terms and our corresponding accounting and reporting conventions for each, are as follows:
(i) ROLVEDON: Co-Development and Commercialization Agreement with Hanmi
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co., Ltd (“Hanmi”) for ROLVEDON, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLVEDON development plan and hold its worldwide rights (except for Korea, China, and Japan).
Effective January 1, 2022, we executed an amendment to this license agreement, whereby we are contractually obligated to pay Hanmi a flat mid-single digit royalty on our aggregate annual net sales of ROLVEDON. Additionally, Hanmi has agreed to release the Company from a prior purchase obligation for ROLVEDON drug substance which resulted in a reduction in accrued liabilities of $11.2 million with a corresponding reduction in research and development expense. In addition, beginning in year three after the commercial launch, we are responsible for a supplemental mid-single digit royalty on aggregate annual net sales. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $10.0 million, based on the supplemental royalty. For the three and nine months ended September 30, 2022, we have a $9 million obligation to Hanmi related to the purchase of inventory.
(ii) Poziotinib: In-License Agreement with Hanmi and Exclusive Patent and Technology License Agreement with MD Anderson

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

In February 2015, we executed a co-development and commercialization agreement with Hanmi for poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, (which has also shown single agent activity in the treatment of various cancer types during Phase 1 studies, including breast, gastric, colorectal, and lung cancers) and made an upfront payment to Hanmi for these distribution rights. Under the terms of this agreement, we received the exclusive global rights to commercialize poziotinib, except for Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies.
Effective January 1, 2022, we executed an amendment to this in-license agreement, whereby the payments to Hanmi upon our achievement of various regulatory milestones now aggregate to $18.0 million, which includes eliminating the first approval milestone payment in return for a supplemental mid-single digit royalty on aggregate annual net sales beginning in year three after the commercial launch. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $15.0 million, based on the supplemental royalty. There were no contractual obligations to Hanmi under the previous agreement for the three or nine months ended September 30, 2022.
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
We are contractually obligated to pay nominal fixed annual license maintenance fees to MD Anderson and pay additional fees upon our achievement of various regulatory and sales milestones. These regulatory milestones aggregate to $6.0 million and the sales milestones aggregate to $24.0 million. We are also contractually obligated to pay MD Anderson royalties in the low single-digits on our net sales of poziotinib.
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
In November 2021, we provided notice to terminate the asset transfer, license, and sublicense agreement with ImmunGene, Inc. Pursuant to the agreement, we will transfer the rights, title or interest with respect to the transferred product back to ImmunGene. There were no contractual obligations to ImmunGene for the three or nine months ended September 30, 2022.
As of September 30, 2022 we are no longer prosecuting or maintaining any ImmunGene intellectual property and we are not contractually obligated to pay nominal fixed annual license maintenance fees to any ImmunGene-related licensor.

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
We previously entered into an employment agreement with our former Chief Executive Officer, Joseph Turgeon, under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 31, 2021, Mr. Turgeon’s employment with the Company was terminated without cause in accordance with his employment agreement. We have accrued $2.6 million and $3.1 million for all contractual amounts due and unpaid to Mr. Turgeon as of September 30, 2022 and December 31, 2021, respectively, within "accrued payroll and benefits" on the accompanying Consolidated Balance Sheets.
(f) Deferred Compensation Plan
The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is governed by our Compensation Committee and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At September 30, 2022 and December 31, 2021, the aggregate value of this DC Plan liability was $7.4 million and $11.2 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Bioverativ Patent Litigation
On May 28, 2021, Bioverativ Therapeutics Inc. (“Bioverativ”) filed a complaint against us in the U.S. District Court for the District of Delaware, which alleges that our proposed manufacture, use and sale of eflapegrastim (now known as ROLVEDON) would, if approved, infringe claims of three patents owned by Bioverativ (the “Subject Patents”). Bioverativ sought an unspecified amount of damages and injunctive relief.
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
Related to the Bioverativ litigation, on December 20, 2021, we were named as respondents in an International Trade Commission (“ITC”) action filed with the ITC. The complaint alleged importation into the United States, the sale for importation, and the sale within the United States after importation of certain monomer-dimer hybrid immunoconjugates in violation of section 337 of the Tariff Act of 1930 (19 U.S.C. 1337).
On February 18, 2022, Spectrum, Hanmi and Bioverativ entered into a license and settlement agreement which included a stipulation to dismiss the Bioverativ litigation and withdraw the ITC complaint. On February 18, 2022, the ITC action against us was withdrawn, and on March 2, 2022, the Bioverativ case was dismissed by the U.S. District Court.
Luo v. Spectrum Pharmaceuticals, Inc., et al. On August 31, 2021, a shareholder lawsuit was filed against us in the U.S. District Court for the District of Nevada, which alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel in this putative securities class action. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. On March 2, 2022, the Court entered an order partially granting and partially denying without prejudice a stipulated order eliminating defendants’ obligation to answer the initial pleading pending an amended complaint and addressing related briefing scheduling for an anticipated motion to dismiss. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the class. On September 26, 2022, an amended complaint was filed alleging misleading statements with respect to ROLONTIS manufacturing operations and controls and added allegations that defendants misled investors about the efficacy of and market need for Poziotinib between the Class Period of March 7, 2018 and August 5, 2021. We believe that these claims are without merit and intend to vigorously defend against these claims.

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
Note 8. Discontinued Operations
Overview
In March 2019, we completed the sale of our seven then-commercialized drugs (the “Commercial Product Portfolio”) to Acrotech in the Commercial Product Portfolio Transaction. Upon closing we received $158.8 million in an upfront cash payment. We are also entitled to receive up to an aggregate of $140 million upon Acrotech’s future achievement of certain regulatory milestones (totaling $40 million) and sales-based milestones (totaling $100 million) relating to the Commercial Product Portfolio.
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
Condensed Consolidated Statements of Operations
The following table presents the various elements of “loss from discontinued operations, net of income taxes” as reported in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$—	$—	$39	$—
Total revenues	—	—	39	—
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	3	6	47	133
Selling, general and administrative	—	—	—	—
Research and development	(7)	5	31	94
Total operating costs and expenses	(4)	11	78	227
Income (loss) from discontinued operations before income taxes	4	(11)	(39)	(227)
Provision for income taxes from discontinued operations	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$4	$(11)	$(39)	$(227)
Note 9. Stockholders’ Equity
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

We sold and issued common shares under the April 2019 ATM Agreement as follows:

Period in Which Issued	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Year ended December 31, 2021	15,851,391	$52,621
Quarter ended June 30, 2022	5,619,827	$4,947
Quarter ended September 30, 2022	18,894,118	$21,613

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biopharmaceutical company, with a primary strategy comprised of acquiring, developing, and commercializing novel and targeted oncology therapies. Our in-house development organization includes clinical development, regulatory, quality, data management and commercialization.
We have one commercial asset and one drug in late-stage development:
•ROLVEDON, a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On April 11, 2022, the Company announced that it had received notice that the Biologics License Application (“BLA”) had been accepted and received a Prescription Drug User Fee Act (“PDUFA”) date of September 9, 2022. On September 9, 2022, the Company received FDA marketing approval for ROLVEDON; and
•Poziotinib, a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, the Company announced it submitted its New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product has received Fast Track designation and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, the Company announced that it had received notice that the NDA had been accepted and received a PDUFA action date of November 24, 2022. On September 22, 2022, the Company met with the FDA’s Oncologic Drugs Advisory Committee (“ODAC”). ODAC voted 9-4 that the current benefits of poziotinib did not outweigh its risks.
Our business strategy is the development of our late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
Our product and commercial product pipeline is summarized below:
ROLVEDON, a novel long-acting G-CSF:
We submitted our BLA for ROLVEDON to the FDA on October 24, 2019 that is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLVEDON in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. Both studies met the pre-specified endpoint of non-inferiority in duration of severe neutropenia and met all of the secondary endpoints. In addition, the safety profile was similar to pegfilgrastim. On August 6, 2021, we announced the receipt of a Complete Response Letter (“CRL”) based on manufacturing deficiencies identified at both the drug substance and drug product manufacturers. The Company believes these manufacturing deficiencies have been remediated and on March 11, 2022, we resubmitted the BLA for ROLVEDON. On April 11, 2022, the Company announced that it had received notice that the BLA had been accepted and received a PDUFA date of September 9, 2022. On September 9, 2022, the Company received FDA marketing approval for ROLVEDON injection to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia. ROLVEDON is currently being marketed for sale in the United States.
A company sponsored clinical trial has been initiated to evaluate the administration of ROLVEDON on the same day as chemotherapy. This Phase 1 clinical trial is a randomized, open label, actively controlled study to evaluate the same-day dosing of ROLVEDON on duration of neutropenia when administered at varying intervals following docetaxel and cyclophosphamide (TC) chemotherapy in patients with early-stage breast cancer. On March 4, 2021, at the virtual 38th Annual Miami Breast Cancer Conference®, the Company presented positive early data showing rapid absolute neutrophil count (ANC) recovery in the first three patients dosed in the 30-minute arm of the same-day dosing. This arm met the prespecified interim safety evaluation criteria and therefore supported the expansion of this arm to 15 patients. The study design included an interim safety evaluation that was conducted once the first three patients in each arm (30 minutes, 3 hours, or 5 hours) completed Cycle 1. Based on this review, the 30-minute arm expanded to a total of 15 patients, while the 3- and 5-hour dosing arms have been discontinued. In the 30-minute dosing arm, ANC recovery was more rapid compared to the 3- and 5-hour arms. The overall safety profile for the 30-minute arm was similar to what has been seen previously in large randomized studies with G-CSF given 24 hours after chemotherapy.
Poziotinib, a Pan ErbB inhibitor targeting HER2 exon20 mutations:
Poziotinib is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (“EGFR”) family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations of over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer. In February 2015, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Co., Ltd. (“Hanmi”) for poziotinib worldwide rights, except in Korea and China.
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
On September 22, 2022, the Company met with ODAC to review poziotinib for the treatment of patients with previously treated locally advanced or metastatic non-small cell lung cancer harboring HER2 exon 20 insertion mutations. The committee voted 9-4 that the current benefits of poziotinib did not outweigh its risks. ODAC is an independent panel of experts that reviews and evaluates data concerning the efficacy and safety of marketed and investigational products for use in the treatment of cancer. ODAC makes appropriate recommendations to the FDA, but these recommendations are not binding and the final decision regarding product approval will be made solely by the FDA.
Components of Operating Results
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Operating Results of our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
Critical Accounting Policies and Estimates
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of significant estimates and assumptions made by our management as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Form 10-Q:
•Stock-based compensation; and
•Research and development costs.
Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)		(in thousands)		($ in thousands)		(in thousands)
Operating costs and expenses:
Selling, general and administrative	$8,263	$12,243	$(3,980)	(32.5)%	$27,518	$41,515	$(13,997)	(33.7)%
Research and development	13,335	20,850	(7,515)	(36.0)%	33,535	69,335	(35,800)	(51.6)%
Total operating costs and expenses	21,598	33,093	(11,495)	(34.7)%	61,053	110,850	(49,797)	(44.9)%
Loss from continuing operations before other income (expense) and income taxes	(21,598)	(33,093)	11,495	(34.7)%	(61,053)	(110,850)	49,797	(44.9)%
Interest income, net	128	11	117	1063.6%	256	121	135	111.6%
Other income (expense), net	(443)	9	(452)	(5022.2)%	(5,534)	(7,948)	2,414	(30.4)%
Total other income (expense)	(315)	20	(335)	(1675.0)%	(5,278)	(7,827)	2,549	(32.6)%
Loss from continuing operations before income taxes	(21,913)	(33,073)	11,160	(33.7)%	(66,331)	(118,677)	52,346	(44.1)%
Provision for income taxes from continuing operations	(16)	—	(16)	—%	(45)	(9)	(36)	400%
Loss from continuing operations	$(21,929)	$(33,073)	$11,144	(33.7)%	$(66,376)	$(118,686)	$52,310	(44.1)%
Income (loss) from discontinued operations, net of income taxes	4	(11)	15	(136.4)%	(39)	(227)	188	(82.8)%
Net loss	$(21,925)	$(33,084)	$11,159	(33.7)%	$(66,415)	$(118,913)	$52,498	(44.1)%
Quarterly Discussion
Selling, General and Administrative. Selling, general and administrative expenses decreased by $4.0 million in the current period. This decrease primarily relates to (i) a $1.7 million decrease in personnel expenses primarily related to the reduction in workforce during the strategic restructuring that began in January 2022, (ii) a decrease in stock-based compensation expense of $1.5 million, and (iii) a decrease of $0.8 million in other general expenses.
Research and Development. Research and development expenses decreased by $7.5 million in the current period, primarily due to decreased program activities of $2.7 million for ROLVEDON, $0.9 million for poziotinib, and $0.9 million related to our early-stage compounds. Personnel expenses decreased by $3.0 million related to the reduction in workforce during the strategic restructuring that began in January 2022.
Total Other Income (Expense). Total other expense increased by $0.3 million primarily due to a decrease of $2.9 million of realized gains recorded during the current period for the sale of our equity holdings, partially offset by a $2.6 million increase in the market value of our equity holdings compared to the prior year period.
Year to Date Discussion
Selling, General and Administrative. Selling, general and administrative expenses decreased by $14.0 million in the current year period. This decrease primarily relates to (i) a $3.5 million decrease in personnel expenses, primarily related to the reduction in workforce during the strategic restructuring that began in January 2022, (ii) a decrease in stock-based compensation expense of $4.1 million, (iii) a decrease in deferred compensation expense of $3.1 million given decreases in the overall market compared to the prior year period, (iv) a decrease of $1.4 million in professional services, (v) a decrease in marketing spend of $1.0 million, and (vi) a decrease of $0.7 million in other general expenses.
Research and Development. Research and development expenses decreased by $35.8 million in the current period, primarily due to the reversal of an $11.2 million ROLVEDON drug substance accrual during the period. A concession was provided by Hanmi for drug substance which had been accrued during 2021 and is no longer payable. Expenses also decreased in the current period due to decreased program activities of $12.4 million for ROLVEDON, $4.9 million for poziotinib, and $2.1 million related to our early-stage compounds. Personnel expenses decreased by $5.2 million related to the reduction in workforce during the strategic restructuring that began in January 2022.
Total Other Income (Expense). Total other expense decreased by $2.5 million primarily due to a $9.5 million reduction of unrealized losses in our equity holdings compared to the prior year period. This decrease was partially offset by a $5.7 million increase in realized losses recorded during the current period for the sale of our equity holdings in addition to a $1.3 million loss on our deferred compensation plan assets.
Liquidity and Capital Resources
The Company expects to incur future net losses as it continues to fund the advancement and commercialization of its product candidates. Based upon our current projections, including our intention to continue to place a disciplined focus on streamlining our business operations, we believe that our $100.3 million in aggregate cash, cash equivalents and marketable securities as of September 30, 2022, will be sufficient to fund our current and planned operations for at least the next twelve months. However, should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that increases or accelerates our anticipated costs and expenses, we may require additional liquidity earlier than expected. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or through a combination of the foregoing. However, we do not currently have any binding commitments for additional financing. Accordingly, we cannot provide any assurance that we will be able to obtain additional liquidity on terms favorable to us or our current stockholders, or at all. Our liquidity and our ability to fund our capital requirements going forward are dependent, in part, on market and economic factors that are beyond our control. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital.
On September 21, 2022, we entered into a Loan and Security Agreement (“Loan Agreement”), by and among the Company, Allos Therapeutics, Inc., Talon Therapeutics, Inc., and Spectrum Pharmaceuticals International Holdings, LLC, as borrowers, SLR Investment Corp. as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $65.0 million available to us in four tranches (collectively, the “Term Loans”). As of September 30, 2022, we have drawn a total of $30.0 million of the Term Loans pursuant to the Loan Agreement, with a remaining undrawn principal balance of $35.0 million, which is available through December 31, 2023 and is subject to the achievement of certain milestone events. Refer to Note 5 of our accompanying Condensed Consolidated Financial Statements for additional information.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(71,651)	$(89,139)
Net cash (used in) provided by investing activities	(36,241)	97,469
Net cash provided by financing activities	75,669	53,100
Effect of exchange rate on cash and cash equivalents	(61)	(4)
Net (decrease) increase in cash and cash equivalents	$(32,284)	$61,426
Operating Activities
During the nine months ended September 30, 2022, we used $71.7 million of cash in operating activities, resulting from our net loss of $66.4 million and the change in operating assets and liabilities of $18.2 million, offset by non-cash charges of $12.9 million. Our non-cash charges were comprised of stock-based compensation expense of $7.6 million, unrealized loss on equity holdings of $3.4 million, realized loss on the sale of equity holdings of $1.1 million, non-cash lease expense of $0.5 million, depreciation and amortization of $0.2 million, and other non-cash items of $0.1 million. The change in our operating assets and liabilities was primarily related to a decrease in our accounts payable and accrued liabilities and our purchase of inventory.
During the nine months ended September 30, 2021, we used $89.1 million of cash in operating activities, resulting from our net loss of $118.9 million, offset by changes in operating assets and liabilities of $4.2 million and non-cash charges of $25.6 million. Our non-cash charges were comprised of stock-based compensation expense of $12.7 million, unrealized loss on equity holdings of $12.8 million, loss on disposal of manufacturing equipment of $3.1 million, non-cash lease expense of $1.2 million, depreciation and amortization of $0.2 million, and other non-cash items of $0.3 million offset by realized gains on the sale of equity holdings of $4.6 million. The change in our operating assets and liabilities was primarily related to an increase in our accounts payable and accrued liabilities.
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $36.2 million and consisted primarily of purchases of investments of $41 million, which was offset by proceeds from maturities and investments of $2.8 million and from the sale of equity holdings of $2 million.
During the nine months ended September 30, 2021, net cash provided by investing activities was $97.5 million and consisted primarily of proceeds from maturities of investments of $109.8 million and $4.4 million from the sale of equity holdings offset by $16.6 million of purchases of investments.
Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $75.7 million consisting of proceeds from the issuance of debt, net of debt issuance costs of $28.9 million, $26.6 million from the sale of common stock under an at-the-market sales agreement, net, $20 million from the issuance of common shares to Hanmi and $0.3 million from the sale of stock under our employee stock purchase plan.
During the nine months ended September 30, 2021, net cash provided by financing activities was $53.1 million primarily consisting $52.6 million of proceeds from the sale of common stock under an at-the-market sales agreement, net, and $0.5 million from the sale of stock under our employee stock purchase plan.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, nor do we currently have any, as defined under SEC rules.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
We are highly dependent upon Hanmi, as the sole supplier for ROLVEDON drug substance.
In February 2018, we entered into a non-exclusive supply agreement with Hanmi which was amended and restated in December 2019 and further amended and restated in January 2022, through which Hanmi manufactures and supplies drug substance for ROLVEDON.
Hanmi manufactures the ROLVEDON drug substance at its facility in Korea. As Hanmi is our only approved ROLVEDON drug substance manufacturer and the production of all of our ROLVEDON drug substance is at a single location, we are exposed to the risk that Hanmi’s facility may be harmed or rendered inoperable by natural or man-made disasters or pandemics, which could render it difficult or impossible for Hanmi to perform its manufacturing activities for some time. At this time there are no plans to establish a redundant manufacturing facility to reduce this risk. If there is a supply deficiency, Hanmi will notify us of the deficiency and, in such circumstances, we are required under the supply agreement to work with Hanmi to cure its supply failure. Furthermore, if Hanmi fails to comply with applicable regulatory requirements and maintain the FDA clearances related to the manufacturing of the drug substance, we may be unable to maintain commercial supply of ROLVEDON on a timely basis, or at all.
If Hanmi is unable to supply the drug substance to manufacture ROLVEDON reliably and at the levels we anticipate or that are required by the market, we may be unable to approve a substitute drug substance manufacturer on a timely basis, if at all. Our ability to sell ROLVEDON commercially depends, in part, on our ability to obtain such drug substance in accordance with regulatory requirements and in sufficient quantities for commercial supply. As such, we are highly dependent upon Hanmi’s continued ability to supply drug substance at the levels we require. If Hanmi is unable to supply ROLVEDON drug substance at the levels we require, this could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for ROLVEDON, which could have adversely affect our product sales and operating results materially.
We have not been in compliance with the requirements of the NASDAQ Stock Market for continued listing and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our shareholders.
The Company received notice pursuant to a letter dated November 1, 2022 from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for the Company's common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Market.
Nasdaq's notice has no immediate effect on the listing of the Company's common stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until May 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 1, 2023.
If the Company does not regain compliance by May 1, 2023, the Company may be eligible for an additional grace period if it applies to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company's common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Market until the completion of the appeal process.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On September 21, 2022, in connection with our entry into the Loan Agreement, we granted Warrants to the Lenders to purchase up to 454,454 shares of our common stock at an exercise price of $0.66 per share, which had a fair market value at the time of issuance of $0.2 million. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Warrants are immediately exercisable, and the exercise period will expire 10 years from the date of issuance.
The Warrants were issued in a private placement pursuant to the exemption from the registration requirements of the Securities Act available under Section 4(a)(2) promulgated pursuant to the Securities Act. Each Lender represented that it is an accredited investor, and that it was acquiring the securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.
The additional information regarding the Loan Agreement and the Warrants in Note 5, “Loan Payable” is hereby incorporated by reference.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosure
Not applicable.

Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/2019
3.1	Restated Certificate of Incorporation.	8-K	001-35006	3.1	6/18/18
3.2	Third Amended and Restated Bylaws	8-K	001-35006	3.1	3/29/2018
10.1	Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan.					X
10.2	Form of Stock Option Award Agreement under the Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan.					X
10.3	Form of Restricted Stock Unit Award Agreement under the Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan.					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	November 10, 2022	By:	/s/ Nora E. Brennan
Nora E. Brennan
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)