Form 10-K
period 2022-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2023-03-31
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Pilot House - Lewis Wharf, 2 Atlantic Ave, 6th Floor
Boston, Massachusetts 02110
(Address of principal executive offices)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $115.4 million (based upon the $0.78 per share closing sale price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2022, the last trading date of the registrant’s most recently completed second fiscal quarter).
As of March 22, 2023, approximately 205,301,402 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Parts II and III are omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2023 annual meeting of shareholders (“2023 Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act. If our 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development and the commercialization activities and costs of our future products and current product, the revenue potential (licensing, royalty and sales) of our product and product candidates, the impact of the COVID-19 pandemic or new variants thereof on our business, the success, safety and efficacy of our drug products, revenues and revenue assumptions, clinical studies, including designs and implementation, development and commercialization timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “would,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements, including statements that “we believe” or similar statements, are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. All forward-looking statements included in this Annual Report speak only as of the date of this Annual Report and readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report, and the following factors, among others:

•our ability to successfully develop, obtain regulatory approval, and market our product and product candidates;
•the commercial success and the degree of market acceptance of our product;
•the approval, or timing of approval, of our products or new indications for our products by the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies;
•the overall impact of COVID-19 on our business, including, without limitation, delays caused by COVID-19 related travel restrictions and potential disruptions to manufacturing, supply chain, and clinical development activities;
•actions by the FDA and other regulatory agencies, including international agencies;
•the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations (“CROs”);
•our ability to maintain sufficient cash resources to fund our business operations;
•our history of net losses;
•estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
•our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;
•our competitors’ progress with their drug development programs, which could adversely impact the perceived or actual value of our in-development drugs;
•our ability to achieve and maintain adequate levels of coverage or reimbursement from third parties for our current product and any future products we may seek to commercialize;
•the size of the markets for our current and future products;
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
•the impact of any litigation to which we are, or may become, a party;

•the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate increases, economic slowdown or recession, banking stability, geopolitical tensions or the outbreak of hostilities or war;
•our ability to regain compliance with the requirements of the NASDAQ Stock Market for continued listing;
•our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;
•our ability to maintain the services of our key executives and other personnel; and
•other risks and uncertainties, including those listed under the caption “Risk Factors” in this Annual Report and the other documents we file with the Securities and Exchange Commission (the “SEC”).
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
In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we do not undertake to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this Annual Report.
Unless the context otherwise requires, all references in this Annual Report to the “Company”, “we,” “us,” “our,” “Spectrum” and “Spectrum Pharmaceuticals” refer to Spectrum Pharmaceuticals, Inc. and its subsidiaries and other consolidated entities, as a consolidated entity. We primarily conduct our business activities as Spectrum Pharmaceuticals.
***
SPECTRUM PHARMACEUTICALS, INC. ® is a registered trademark of Spectrum Pharmaceuticals, Inc. and its affiliates. REDEFINING CANCER CARE™, ROLVEDON™ and the Spectrum Pharmaceuticals’ logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners. We use ROLVEDON and other marks as trademarks in the United States and/or in other countries. This Annual Report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.
PART I
Item 1. Business
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a commercial-stage biopharmaceutical company, with a strategy of acquiring, developing, and commercializing novel and targeted oncology therapies. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial infrastructure and a field based sales force for our marketed product, ROLVEDON™ (eflapegrastim).
We have one commercial asset and one drug candidate in late-stage development:
•ROLVEDON™ is a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On April 11, 2022, we announced that we had received notice that the resubmission of our Biologics License Application (“BLA”) for ROLVEDON had been accepted for filing and received a Prescription Drug User Fee Act (“PDUFA”) date of September 9, 2022. On September 9, 2022, we received the U.S. Food and Drug Administration’s (“FDA”) marketing approval for ROLVEDON and began commercialization activities in the fourth quarter of 2022; and
•Poziotinib is a novel irreversible tyrosine kinase inhibitor (“TKI”) under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, we announced we submitted our New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission was based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product candidate received fast track designation from the FDA and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, we announced that we received notice from the FDA that the NDA had been accepted for filing and received a PDUFA action date of November 24, 2022. On September 22, 2022, we met with the FDA’s Oncologic Drugs Advisory Committee (“ODAC”). The ODAC voted 9 (no) - 4 (yes) that the current benefits of poziotinib did not outweigh its risks for the treatment of patients with NSCLC with HER2 exon 20 insertion mutations. On November 25, 2022, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding our NDA. The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission, including generating additional data from a randomized controlled study prior to approval. We are continuing to evaluate these recommendations but we have de-prioritized further poziotinib development activities.
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
According to the American Cancer Society’s publication Cancer Facts & Figures 2022, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.9 million new cancer cases are expected to be diagnosed in 2022 and approximately 609,360 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 80% of all cancers are diagnosed in people 55 years of age or older. In the U.S., approximately 40 out of 100 men and 39 out of 100 women will develop cancer during their lifetime. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective for different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.
Product Portfolio
Our product portfolio consists of one commercial product and product candidates for the treatment of cancer patients. Serious adverse effects (“SAEs”) in patients from our product and product candidates could result in a clinical hold or the withdrawal of regulatory approval and have a negative impact on future sales. See our specific SAE risk factor within Item 1A. Risk Factors – Risks Related to Our Business --Reports of adverse events or safety concerns involving our commercial product or in-development products or similar agents, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Commercial Product
ROLVEDON
ROLVEDON (eflapegrastim) is a novel long-acting G-CSF that employs a proprietary LAPSCOVERY™ technology designed to enhance the duration of therapeutic effects and reduce the frequency of administration. ROLVEDON is FDA-approved for the treatment of adult patients with chemotherapy-induced neutropenia. We have a co-development and commercialization agreement with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”) for ROLVEDON worldwide rights, except in Korea, China, and Japan, which we entered into in January 2012. The Centers for Medicare and Medicaid Services (“CMS”) has issued a permanent, product-specific J-code for ROLVEDON (J1449), which becomes effective on April 1, 2023. The unique J-code, as well as ROLVEDON’S inclusion in the National Comprehensive Cancer Network® Supportive Care Guidelines, are important elements in establishing brand awareness and building customer confidence in our novel product.
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
We submitted our BLA for ROLVEDON to the FDA on October 24, 2019. Our BLA was supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLVEDON in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. Both studies met the pre-specified endpoint of non-inferiority relative to pegfilgrastim in duration of severe neutropenia and met all of the secondary endpoints. In addition, the safety profile was similar to pegfilgrastim. On April 11, 2022, we announced that we had received notice that our BLA had been accepted for filing and received a PDUFA action date of September 9, 2022. On September 9, 2022, we received the FDA marketing approval for ROLVEDON and began commercialization activities in the fourth quarter of 2022. In February 2023, the U.S. Centers for Medicare & Medicaid Services (“CMS”) issued a permanent J-code, J1449 for ROLVEDON, effective April 1, 2023.
A company sponsored clinical trial that has been initiated to evaluate the administration of eflapegrastim on the same day as chemotherapy is currently ongoing. This Phase 1 clinical trial is a randomized, open label, actively controlled study to evaluate the same-day dosing of eflapegrastim on duration of neutropenia when administered at varying intervals following docetaxel and cyclophosphamide (TC) chemotherapy in patients with early-stage breast cancer. The study was completed with the enrollment of 16 patients dosed with eflapegrastim 30 minutes after chemotherapy on the same day in Cycle 1. The study added an Expansion Phase with a plan to dose approximately 45 patients with eflapegrastim 30 minutes after the chemotherapy on the same day in all 4 cycles. The overall safety profile to date for the 30-minute arm was similar to what has been seen previously in large, randomized studies with G-CSF given 24 hours after chemotherapy. The safety will be monitored continuously throughout the Expansion Phase of the study. An evaluation of safety and efficacy will be conducted once the data from 6 patients in the Expansion Phase is complete to determine the trend.
As part of the post-market requirement, Spectrum is expected to conduct a pediatric study in Rolvedon that includes the development of an appropriate formulation to dose certain pediatric patients of 1 month to 17 years of age based on weight-based dosing. The study as well as the development of a pediatric formulation is in progress.
In Development Pipeline
Poziotinib

Poziotinib is a novel, pan-HER inhibitor that is designed to irreversibly block signaling through the Epidermal Growth Factor Receptor (“EGFR”) family of TKIs, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations of over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer. In March 2015, we entered into a co-development and commercialization agreement with Hanmi for poziotinib worldwide rights, except in Korea and China.

Our clinical development program for poziotinib has been focused on previously treated locally or advanced metastatic NSCLC, first-line treatment of NSCLC and treatment of other solid tumors with HER2 mutations. NSCLC tumors with HER2 exon 20 insertion mutations are rare and have generally not been responsive to other TKIs. Patients with these mutations have a poor prognosis, and available treatment options are limited. Poziotinib, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of tumors with HER2 exon-20 insertion mutations.
In October 2017, we announced the start of a pivotal Phase 2 global clinical trial with active sites in the U.S., Canada and Europe (“ZENITH20”). The ZENITH20 trial consisted of seven cohorts of NSCLC patients. Cohorts 1, 2, 3 and 4 had completed enrollment while Cohorts 5, 6, and 7 ceased enrolling patients upon the receipt of the CRL (discussed below). Cohorts 1 (EGFR) and 2 (HER2) included previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) included first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 were each independently powered for a pre-specified statistical hypothesis and the primary endpoint was objective response rate (“ORR”). Cohort 5 included previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations and evaluated different dosing regimens. Cohort 6 included NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 included NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.

On December 26, 2019, we announced that the pre-specified primary endpoint was not met in Cohort 1 of the ZENITH20 trial evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations. Cohort 1 enrolled a total of 115 patients who received 16 mg/day of poziotinib. The intent-to-treat analysis showed that 17 patients had a response (by RECIST) and 62 patients had stable disease for a 68.7% disease control rate (“DCR”). The confirmed ORR was 14.8% (95% Confidence Interval (“CI”) 8.9%-22.6%). The median duration of response was 7.4 months and the progression free survival was 4.2 months. The safety profile was in-line with other second-generation EGFR TKIs.

On July 27, 2020, we announced that we met the pre-specified primary endpoint for Cohort 2 in the ZENITH20 trial evaluating previously treated NSCLC patients with HER2 exon 20 insertion mutations. Cohort 2 enrolled a total of 90 patients who received an oral, once daily dose of 16 mg of poziotinib. All the patients had failed at least one line of prior systemic therapy with 60 patients (67%) having failed two or more prior therapies, including chemotherapy and immunotherapy. All responses were read independently and confirmed by a central imaging laboratory using RECIST criteria. The intent-to-treat analysis demonstrated a confirmed ORR of 27.8% (95% CI of 18.9%-38.2%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.9% exceeded the pre-specified lower bound of 17% in this heavily pre-treated population. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR TKIs. These results were presented at the European Society for Medical Oncology (“ESMO”) Virtual Congress 2020 Science Weekend held in September 2020.
In December 2020, we reported that the pre-specified primary endpoint in Cohort 3 evaluating poziotinib in first-line NSCLC patients with EGFR exon 20 insertion mutations was not met. Cohort 3 of the ZENITH20 clinical trial enrolled a total of 79 patients who received an oral once daily dose of 16 mg of poziotinib. The median time of follow up of all patients was 9.2 months. The intent-to-treat analysis showed that 22 patients had a partial response (by RECIST) and 68 patients had stable disease for an 86.1% DCR. 91% of patients experienced tumor reduction with a median reduction of 25.5%. The confirmed ORR was 27.8% (95% CI 18.4-39.1%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.4% did not meet the pre-specified lower bound of >20%. The median duration of response was 6.5 months and the median progression free survival was 7.2 months. The safety profile was similar with the type of adverse events observed with other second-generation EGFR TKIs. Grade 3 treatment related rash was 33% and diarrhea was 23%. 94% of patients had drug interruptions with 6 patients (8%) permanently discontinuing due to adverse events.
In March 2021, we announced that the FDA granted fast track designation for poziotinib based on data from Cohort 2 of ZENITH20, which evaluated previously treated patients with NSCLC with HER2 exon 20 insertion mutations. On December 6, 2021, we announced the submission of our NDA seeking accelerated approval for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission was based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib in previously treated patients with NSCLC with HER2 exon 20 insertion mutations. On February 11, 2022, we announced that the NDA had been accepted and an action date of November 24, 2022 had been set.
In March 2022, we presented the results of Cohort 4 at the ESMO Targeted Anticancer Therapies (“TAT”) meeting. Cohort 4 of the ZENITH20 clinical trial enrolled a total of 70 patients, 48 of whom received an oral once daily dose of 16 mg of poziotinib and 22 of who received an oral twice daily dose of 8 mg of poziotinib. The intent-to-treat analysis demonstrated a confirmed ORR of 41% (95% CI of 30%-54%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 30% exceeded the pre-specified lower bound of 20%. The median duration of response was 5.7 months and median progression free survival was 5.6 months. The most common treatment related Grade ≥ 3 adverse events were rash (30%), stomatitis (19%), diarrhea (14%), and paronychia (7%). In addition, the incidence of Grade ≥ 3 pneumonitis was low at 3%. The safety profile was consistent with the TKI class.
On September 22, 2022, we met with the FDA’s ODAC. On the question of whether the current benefits of poziotinib outweigh its risks for the treatment of patients with NSCLC with HER2 exon 20 insertion mutations, the ODAC voted 9 (no) – 4 (yes) that the current benefits of poziotinib did not outweigh its risks. On November 25, 2022, we announced that we had received a CRL from the FDA regarding our NDA for poziotinib. The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission, including generating additional data from a randomized controlled study prior to approval. We are continuing to evaluate those recommendations but we have de-prioritized further poziotinib development activities.
Manufacturing

We currently do not have internal manufacturing capabilities. Our product is and our product candidates are manufactured by third parties that specialize in these services. We expect to continue to contract with third-parties for our manufacturing and packaging requirements, including API and finished-dosage products. We believe that our current agreements with these third-party manufacturers provide sufficient capacity to support our clinical requirements and the anticipated commercial demand for ROLVEDON. We attempt to prevent supply disruption through our executed supply agreements, appropriate forecasting, and maintaining base stock levels.

Sales and Marketing Strategy
We presently market ROLVEDON through group purchasing organizations (“GPOs”), wholesalers, specialty distributors or directly to clinics and hospitals in the U.S. All of our revenue is derived from sales within the U.S. The primary decision makers for our products are oncologists, hematologists and account administrators. As of December 31, 2022, our U.S. sales force (sales management, sales representatives, and sales administrative support) numbered 39 employees.
Competition
The pharmaceutical industry is characterized by rapidly-evolving technology and intense competition, which we expect to persist. Many companies are engaged in research and development of compounds that are similar to ours – both commercialized and in development, which fosters continuous innovation. In the event that one or more of our competitor’s programs are successful, the market for our product and product candidates could be reduced or eliminated. Any product for which we obtain FDA approval must also compete for market acceptance and market share.
Our successful marketing of branded products, upon FDA approval, depends primarily on the ability to communicate the effectiveness, safety, and value of the products to healthcare professionals in private practice, group practices, hospitals, academic institutions, and managed care organizations. Competition for branded drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery, and specific clinical benefits over competitive drug therapies. Unless our products are shown to be differentiated (e.g., have a better safety profile, efficacy, and/or cost-effectiveness) compared to other alternatives, they may not gain acceptance by medical professionals and may therefore never be commercially successful.
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
Each of the aforementioned companies may be more advanced in the development of competing product candidates. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancer types and have substantially greater resources and expertise than we do. As a consequence, they are able to spend more on product development, marketing, sales and other product initiatives than we can. Some of our competitors have:
•significantly greater name recognition;
•broader or deeper relations with healthcare professionals, customers and third-party payors;
•more established distribution networks;
•greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory clearance or approval for products; and
•greater financial and human resources for product development, sales and marketing and patent prosecution.
We believe that the current competitive landscape for each of our key commercialized and in-development products, is as follows:

(a)ROLVEDON is a novel long-acting G-CSF that employs a proprietary technology that is designed to prolong the duration of biologics, reducing the frequency of administration. There is currently one other novel long-acting G-CSF and five biosimilar G-CSFs marketed in the United States including, Neulasta® (pegfilgrastim), marketed by Amgen, Inc., UDENYCA™ (pegfilgrastim-cbqv), a biosimilar marketed by Coherus BioSciences, Fulphila® (pegfilgrastim-jmdb), a biosimilar marketed by Mylan Pharmaceuticals, Inc., Ziextenzo® (pegfilgrastim-bmez), a biosimilar marketed by Sandoz, NYVEPRIA™ (pegfilgrastim-apgf), a biosimilar marketed by Pfizer, Inc. and Stimufend® (pegfilgrastim-fpgk), a biosimilar marketed by Fresenius Kabi. One additional biosimilar G-CSF, Fylnetra® (pegfilgrastim-pbbk) manufactured by Amneal Pharmaceuticals has been approved but is not on the market as of today . In addition, there are several novel products in development that may compete with ROLVEDON if they are approved, including G1 Therapeutics’ trilaciclib, BeyondSpring’s plinabulin, and Evive Biotech’s benegrastim.

(b)Poziotinib is a novel investigational, oral, quinazoline-based pan-HER inhibitor that is designed to irreversibly block signaling through the EGFR family of tyrosine-kinase receptors, including human epidermal growth factor receptor (HER1/ErbB1/EGFR), HER2 (ErbB2), and HER4 (ErbB4), as well as HER receptor mutations. Poziotinib’s development program has been primarily focused on advanced NSCLC patients harboring exon 20 insertion mutations in HER2(ErbB2). At present there are no FDA approved therapies for metastatic NSCLC patients with HER2 exon 20 insertion mutations.

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
New drug development is the process whereby product candidates are tested for the purpose of filing an NDA or a BLA in the U.S. (or similar filing in other countries). Obtaining marketing approval from the FDA or similar regulatory authorities outside of the U.S. is an inherently uncertain, lengthy, and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the product is both safe and effective for its respective indications. Our development focus is primarily based on acquiring and developing late-stage development drug candidates as compared to new drug discovery, which is particularly uncertain and lengthy.
Our product and late-stage product candidate are summarized below:

ROLVEDON™ (eflapegrastim-xnst)

Poziotinib
An investigational orally administered, irreversible TKI for the treatment of solid tumors.

Our research and development expenses for drug development are comprised of our personnel expenses, contracted services with third parties, license fees and milestone payments to third parties, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2022 and 2021:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2022	2021
ROLVEDON	$(9,037)	$14,785
Poziotinib	29,347	37,635
Anti-CD20-IFNα	50	1,073
Other in-development indications/drugs	(104)	1,447
Total — Direct costs	20,256	54,940
Add: General research and development expenses (including personnel costs that correspond to more than one in-development project)	21,947	32,357
Total research and development expenses from continuing operations	$42,203	$87,297

Total research and development expenses from discontinued operations	$31	$59
Patents and Proprietary Rights
Overview
We in-license from third parties certain patents and related intellectual property rights related to our proprietary product and product candidates. Under most of these license arrangements, we are generally responsible for all development, patent filing, prosecution, and maintenance costs, sales, marketing and liability insurance costs related to our product and product candidates.
In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably utilize the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business. For more information regarding these arrangements see Note 8(b), “Financial Commitments & Contingencies and Key License Agreements,” to our accompanying Consolidated Financial Statements.
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
ROLVEDON: Composition of matter patents covering ROLVEDON, both foreign and domestic, are due to expire in 2036. We also have a ROLVEDON formulation patent granted in the U.S., Europe, Japan and other countries. The formulation patent will not expire in the U.S. until 2031. Additionally, a patent term extension has been filed and pending regulatory approval. ROLVEDON is also covered by additional patents and pending applications claiming various aspects of the technology and formulation that do or would provide protection until 2039.

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
Patent Protection and Value Maximization
We are constantly evaluating our patent portfolio and are currently assessing and filing patent applications for our product and product candidates and considering new patent applications in order to maximize the life cycle of each of our assets.
While the U.S. and the European Union (EU) are currently the largest potential markets for most of our assets, we also have patents issued and patent applications pending outside of the U.S. and the EU. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in countries outside the U.S., may limit the protection we have on patents issued or licensed to us outside of the U.S. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the U.S.
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
In conducting our business, we rely upon trade secrets, know-how, and licensing arrangements. We use customary practices for the protection of our confidential and proprietary information such as confidentiality agreements and trade secret protection measures. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets or know-how will otherwise become known or independently developed by competitors. The protection of know-how is particularly important because it is often necessary or useful information that allows us to practice the claims in the patents related to our proprietary product and product candidates.
In addition to the specific intellectual property subjects discussed above, we have a trademark registration in the U.S. for Spectrum Pharmaceuticals, Inc.®. We also have trademarks for the Spectrum Pharmaceuticals’ logos. Any other trademarks are the property of their respective owners.
Governmental Regulation
The development, production and marketing of our proprietary drug product candidates and biological products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and related regulations and regulates biological products under the FDCA and the Public Health Service Act (PHS Act) and related regulations. Drugs and biologics are also subject to other federal, state, local and foreign statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries govern, among other things, the development, approval, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, record keeping, distribution, reporting, promotion, advertising and import and export of drugs and biologics. Product development and approval within this regulatory framework, including for products already at a clinical stage of development, can take many years and require the expenditure of substantial resources, and to obtain FDA approval, a product must satisfy quality, safety, and efficacy requirements. In addition, each drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA’s current Good Manufacturing Practices (cGMP), regulations and are subject to inspections by the FDA. To supply drug ingredients or products for use in the U.S., foreign manufacturing establishments must also comply with cGMP and are subject to inspections by the FDA or by other regulatory authorities in certain countries under reciprocal agreements with the FDA. Government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose substantial costs upon our activities. Failure to comply with applicable U.S. regulatory requirements at any time during the product development process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions include refusal to approve pending applications, withdrawal of an approval or suspension or revocation of a license, clinical hold, warning or untitled letters, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. In addition, government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.
General Information about the Drug Development and Approval Process and Post-Marketing Requirements

The U.S. system of new drug and biologics development and approval is a rigorous process. Only a small percentage of compounds that enter the pre-clinical testing stage are ever approved for commercialization. Our strategy focuses on in-licensing clinical stage product candidates that are already in or about to enter human clinical trials. A late-stage focus helps us to effectively manage the high cost of drug development by focusing on compounds that have already passed the many hurdles in the pre-clinical and early clinical process.
The process required by the FDA before drugs and biologics may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory and animal tests according to good laboratory practices (GLP) and other applicable requirements for the humane use of laboratory animals;
•submission to the FDA of an Investigational New Drug application (IND) which must become effective before human clinical trials may begin;
•approval of the protocol and related documentation by an independent institutional review board (IRB) or ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as Good Clinical Practices (GCP) and any additional requirements for the protection of human research subjects and their health information;
•for a drug, submission of an NDA that includes substantive evidence of the product’s safety and efficacy and, for a biologic, submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency;
•satisfactory completion of an FDA pre-approval inspection of manufacturing facilities where the product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate;
•potential FDA audit of certain nonclinical study sites and clinical trial sites that generated the data in support of an NDA or BLA;
•review of the product candidate by an FDA advisory committee, where appropriate; and
•FDA review of the NDA or BLA and the approval or licensure thereof, which must occur before a drug or biologic, respectively, can be marketed or sold.
Pre-clinical Testing: Before testing any drug or biologic candidate in humans, laboratory and animal studies are conducted to assess the biological activity and safety of a drug or biologic candidate against the targeted disease. The conduct of the pre-clinical tests must comply with federal regulations and requirements including GLP. Additional pre-clinical testing may be required or requested by a regulatory authority even after clinical trials have begun.
Investigational New Drug Application: After certain pre-clinical studies are completed, an IND application is submitted to the FDA to request the ability to begin human testing of the drug or biologic. As a part of its IND application, the trial sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol. An IND becomes effective thirty days after the FDA receives the application (unless the FDA notifies the sponsor of a clinical hold), or upon prior notification by the FDA. If the FDA notifies the sponsor of a clinical hold, the sponsor of the IND application must resolve any outstanding concerns with the FDA before the clinical trial may begin. The FDA also may impose a clinical hold on ongoing clinical trials due to safety concerns or non-compliance. If a clinical hold is imposed, a trial may not recommence without FDA authorization and then only under terms authorized by the FDA. A clinical hold may either be a full clinical hold or a partial clinical hold that would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. An IRB is charged with protecting the welfare and rights of study subjects and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
Clinical Trials: Clinical trials involve the administration of a product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA and to the IRB. Information about certain clinical trials must be submitted with specific timeframes to clinical trial registries, such as clinicaltrials.gov. Clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1 Clinical Trials: These trials typically involve small numbers of healthy volunteers or patients and usually define a drug candidate’s safety profile, including the safe dosage range and may also provide early evidence of effectiveness.
•Phase 2 Clinical Trials: These trials are conducted in a limited number of patients with the targeted disease to preliminarily assess the drug candidate’s effectiveness. These studies are designed primarily to determine the appropriate dose levels, dose schedules and route(s) of administration, as well as to determine if there are any side effects to expand the safety profile following Phase 1. These clinical trials, and Phase 3 trials discussed below, are designed to evaluate the product’s overall benefit-risk profile. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3 Clinical Trials: These trials usually involve a larger number of patients with the targeted disease to determine the product candidate’s efficacy and to observe and report any adverse reactions that may result from longer-term use on a large, more widespread, patient population. During Phase 3 clinical trials, typically the product is compared to either a placebo or a standard treatment for the target disease. Phase 3 trials often are designed to serve as the primary basis for developing physician labeling and for providing the substantial evidence of safety and effectiveness for an NDA or BLA.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Within 15 calendar days, a sponsor must submit written IND safety report to the FDA and the study investigators for serious and unexpected adverse events; findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.
Regulatory authorities, a data safety monitoring board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients, and the trial may not recommence without the IRB’s authorization.
New Drug Application or Biologics License Application: To obtain approval to market a drug in the U.S., an NDA must be submitted to the FDA that provides data demonstrating the drug is safe and effective. Similarly, for a biological product in the U.S., a BLA must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety, purity and potency of the product for the proposed indication. Both an NDA and BLA include all data available from pre-clinical studies and clinical trials, detailed information relating to the product’s manufacture and composition, and proposed labeling. Under PDUFA, each NDA and BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual prescription drug product program fee for drugs and biologics. Fee waivers or reductions are available in certain circumstances.
Expedited Development and Review Programs: The FDA has established procedures for accelerating the development and approval of drugs for serious or life-threatening diseases for which the sponsor can demonstrate the potential to address unmet medical needs. These programs include fast track designation, breakthrough therapy designation, priority review, and accelerated approval. The FDA may grant “fast track” status to product candidates that are intended to treat serious or life-threatening diseases or conditions and demonstrate the potential to address an unmet medical need for the condition. Fast track is a process designed to facilitate the development and expedite the review of such product candidates by providing, among other things, more frequent meetings with the FDA to discuss the product candidate’s development plan and rolling review, which allows submission of individually completed sections of an BLA or NDA for FDA review before the entire submission is completed. The sponsor of a product candidate may request the FDA to designate the product as a fast track product at any time during clinical development. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if the designated drug development program is no longer being pursued.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation if preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.
The FDA may give a priority review designation to a product candidate if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or to provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. Priority review is intended to reduce the time it takes for the FDA to review an NDA or BLA, with the goal to take action on the application within six months from when the application is filed, compared to ten months for a standard review. The FDA will attempt to direct additional resources to the evaluation of an application for a biological product or drug designated for priority review in an effort to facilitate the review.
Additionally, a product may be eligible for accelerated approval. Drugs or biologics studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product or drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials with due diligence to confirm clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such confirmatory trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products being considered for accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.
Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Moreover, even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for designation or decide that the time period for FDA review or approval will not be shortened.
Pediatric Studies
Under the Pediatric Research Equity Act (PREA), as amended, an NDA or BLA or supplement must contain data to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations. The FDCA requires manufacturers of drugs and biologics that include a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit a pediatric study plan to the FDA as part of the IND application. The plan must be submitted not later than 60 days after the end-of-Phase 2 meeting with the FDA; or if there is no such meeting, before the initiation of any Phase 3 trials or a combined Phase 2 and Phase 3 trial; or if no such trial will be conducted, no later than 210 days before submitting a marketing application or supplement. The FDA may grant deferrals for submission of data or full or partial waivers. Generally, PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted.
NDA/BLA Approval: The FDA approves drugs and biologics, respectively, based on the data and information in the NDA or BLA application demonstrating the product is safe and effective for its proposed use(s) and that the product’s benefits outweigh its risks. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. After the NDA or BLA submission is accepted for filing, the FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use(s) and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency, and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically comprised of clinicians and other experts, for evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
After the FDA completes its initial review of an NDA or BLA, it will communicate to the sponsor that the product will either be approved, or it will issue a Complete Response Letter (“CRL”) to communicate that the application will not be approved in its current form. The CRL usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor (e.g., requiring labeling changes) or major (e.g., requiring additional clinical trials). The CRL also may include recommended actions that the applicant might take to place the application in a condition for approval. If a CRL is issued, the applicant may either resubmit the NDA or BLA to address all of the deficiencies identified in the letter, or withdraw the application, or request a hearing.
One of the performance goals of the FDA under PDUFA is to review 90% of standard BLAs and NDAs in 10 months and 90% of priority BLAs and NDAs in six months after the 60-day filing date. The FDA does not always meet its PDUFA goal dates and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA or NDA applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date. The FDA will also review the NDA or BLA applicant’s manufacturing process and controls to ensure they are adequate to preserve the drug’s identity, strength, quality, and purity. Finally, the FDA will review and approve the product’s proposed labeling. Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling.
Postmarketing studies: As a condition of approval, the FDA may require sponsors to conduct additional studies or clinical trials after approval has been granted. These postmarketing requirements (PMRs) may be required for a number of reasons including postmarketing studies or clinical trials to demonstrate clinical benefit for drugs approved under accelerated approval, or deferred pediatric studies, where studies are required under the Pediatric Research Equity Act (PREA):
•The Food and Drug Administration Amendments Act of 2007, or FDAAA, significantly added to the FDA’s authority to require post-approval studies. Under FDAAA, the FDA may require sponsors to conduct further clinical trials to assess a known serious risk, assess signals of serious risk, or identify an unexpected serious risk. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in administrative action being taken by FDA, including civil fines.
In addition, a sponsor may voluntarily conduct Phase 4 studies to gain more information about the product, including to explore additional patient populations, compare the product to a competitor, or to further study the risks, benefits and optimal use of a product.
Postmarketing Regulation
Following approval of a new drug or biological product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record‑keeping activities, reporting of adverse experiences, and complying with promotion and advertising requirements. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.
Adverse events that are reported after marketing approval can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market. The FDA has authority to mandate labeling changes to products at any point in a product’s life cycle based on new safety information derived from clinical trials, post-approval studies, peer-reviewed medical literature, or post-market risk identification systems data. The FDAAA also gave the FDA authority to require the implementation of a Risk Evaluation and Mitigation Strategy (REMS), for a product when necessary to assure that the product’s benefits outweigh its risks. The FDA may require the submission of a REMS before a product is approved, or after approval based on “new safety information,” including new analysis of existing safety information. A REMS may include a medication guide, patient package insert, a plan for communication with healthcare providers, or other elements to assure safe use (ETASU) as the FDA deems are necessary to assure safe use of the product, which could include imposing certain restrictions on distribution or use of a product. A REMS must include a timetable for submission of assessments of the strategy at specified time intervals. Failure to comply with a REMS, including the submission of a required assessment, may result in substantial civil or criminal penalties.
Additionally, the Drug Supply Chain Security Act (DSCSA) provides for an electronic system to identify and trace certain prescription drugs distributed in the U.S. The law’s requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and other parties involved in the supply chain for prescription products must comply with product tracking and tracing requirements, including placing a unique product identifier on prescription drug packages.
FDA Enforcement
FDA regulations require that approved products be manufactured in specific approved facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other regulatory requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement action.
The FDA strictly regulates the marketing, labeling, advertising and promotion of drugs and biological products. Drugs and biological products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA does not regulate behavior of physicians in their choice of treatments and physicians may legally prescribe available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. However, the FDA does restrict an applicant’s communications regarding off-label use of their products. A company that is found to have improperly marketed or promoted an off-label use may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, and mandatory compliance programs.
Failure to comply with the FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or BLAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.
Under its Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy, the FDA can significantly delay the approval of a marketing application, or seek to withdraw an approved application where it identifies fraud or discrepancies in regulatory submissions. Such actions by the FDA may significantly delay or suspend substantive scientific review of a pending application during validity assessment or remove approved products from the market until the assessment is complete and questions regarding reliability of the data are resolved.
Healthcare Reform
The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Changes in government legislation or regulation and changes in private third-party payors’ policies toward reimbursement for our products, if successfully developed and approved, may reduce reimbursement of our products’ costs to physicians, pharmacies, patients, and distributors. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, payment of rebates, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results for products, if any, we commercialize in the future.
The pricing and reimbursement environment for our products may change in the future and become more challenging due to state and federal healthcare reform measures. The American Recovery and Reinvestment Act of 2009, or ARRA, for example, allocated new federal funding to compare the effectiveness of different treatments for the same condition. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although ARRA does not mandate the use of the results of comparative effectiveness studies for reimbursement purposes, it is not clear what effect, if any, the research will have on the sales of any products for which we receive marketing approval or on the reimbursement policies of public and private payors. It is possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any product for which we receive marketing approval. For example, if third-party payors find our products not to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
The Patient Protection and Affordable Care Act of 2010 (PPACA) is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the Medicare physician quality reporting system and feedback program.
One of the goals of the PPACA was to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the PPACA increased minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended manufacturers’ Medicaid rebate liability to drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.
Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the PPACA. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact sales of our products that are approved and that we successfully commercialize, and our business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the PPACA, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues.
Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the PPACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. Provisions of the Inflation Reduction Act of 2022 (IRA) will serve to eliminate this coverage gap by reducing Medicare beneficiaries’ out-of-pocket maximum from $7,050 to $2,000, starting January 1, 2025. Additional legislative changes, regulatory changes, and judicial challenges related to the PPACA remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how the PPACA and its implementation, as well as efforts to modify or invalidate the PPACA, or portions thereof, or its implementation, will affect our business, financial condition and results of operations. It is possible that the PPACA, in its current form or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our product or product candidates for which we receive regulatory approval or to successfully commercialize our product and product candidates.
Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 and subsequent legislation, among other things, resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 (with the exception of a temporary suspension from May 1, 2020 through June 30, 2022, due to the COVID-19 pandemic). As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient assistance and support programs, potentially permit government negotiation of Medicare pricing with manufacturers relative to certain international prices paid, and reform government healthcare program reimbursement methodologies for drug products. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
The IRA includes several provisions that may impact our business to varying degrees, including imposing a new manufacturer financial liability on certain drugs and biologics dispensed Medicare Part D, starting in 2025. The IRA also allows the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, with the first set of drugs being selected for negotiation in 2023. The IRA also requires manufacturers to pay rebates to Medicare for certain drug prices that increase faster than inflation under Medicare Part B and Medicare Part D.
It is possible that the PPACA, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. We cannot be sure whether additional legislative changes will be enacted in the United States or outside of the United States, or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.
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
Third Party Reimbursement and Pricing Controls

All sales in the U.S. of ROLVEDON and any future commercialized products depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government health programs, managed care providers, private health insurers and other organizations. ROLVEDON is reimbursed or purchased under several government programs, including Medicaid, Medicare Parts B and D, the 340B/Public Health Service program, and the Department of Veterans Affairs.
Significant uncertainties exist as to the coverage and reimbursement status of our current products as well as any products for which we may obtain regulatory approval. In the U.S., sales of ROLVEDON, as well as any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. No uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for our current products and any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our current product and product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.
The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, limitations on coverage, increased rebates, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the PPACA contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.
The marketability of our current products and any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the emphasis on cost containment measures in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Government Price Reporting
Manufacturers participate in, and have certain price reporting obligations under, the Medicaid Drug Rebate Program, state Medicaid supplemental rebate program(s), and other governmental pricing programs. Starting January 1, 2022, manufacturers are required to report the average sales price for certain drugs under the Medicare program regardless of whether the manufacturer participates in the Medicaid Drug Rebate Program. Previously, this reporting obligation extended only to manufacturers participating in the Medicaid Drug Rebate Program. Under this Program, manufacturers are required to pay a rebate to each state Medicaid program for covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for their drugs under Medicaid and Part B of the Medicare program.

Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Medicaid rebates are based on pricing data reported by manufacturers on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. The amount of the rebate is adjusted upward if the average manufacturer price increases more than inflation (measured by reference to the Consumer Price Index - Urban). Currently, the rebate is capped at 100 percent of the average manufacturer price, but, effective January 1, 2024, this cap on the rebate will be removed, and our rebate liability could increase accordingly.
If a manufacturer becomes aware that its reporting for a prior quarter was incorrect, or has changed as a result of recalculating the pricing data, the manufacturer is obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect rebate liability for prior quarters. The PPACA made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation in 2016 to implement the changes to the Medicaid Drug Rebate Program under the PPACA. On December 21, 2020, CMS issued a final rule that modified Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revised best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, particularly regarding potential inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023).
Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over or that are disabled as well as those with certain health conditions. Medicare Part B generally covers drugs that must be administered by physicians or other health care practitioners, among others. Medicare Part B generally pays for such drugs under a payment methodology based on the average sales price of the drugs. Manufacturers are required to report average sales price information to CMS on a quarterly basis. The manufacturer-submitted information is used by CMS to calculate Medicare payment rates. Congress could enact additional changes that affect our overall rebate liability and the information manufacturers report to the government as part of price reporting calculations. For example, the IRA, passed and signed into law in 2022, mandates that drug and biologics manufacturers pay rebates under the Medicare Part B and Part D programs to the extent that drug prices rise faster than the rate of inflation, as measured against a statutory benchmark period.
Civil monetary penalties can be applied if a manufacturer is (1) found to have knowingly submitted any false pricing or other information to the government, (2) found to have made a misrepresentation in the reporting of our average sales price, or (3) fails to submit the required data on a timely basis. Such conduct also could be grounds for CMS to terminate a Medicaid Drug Rebate Program agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for the manufacturer’s covered outpatient drugs.
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. Covered entities include hospitals that serve a disproportionate share of financially needy patients, community health clinics, and other entities that receive certain types of grants under the Public Health Service Act. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.
In 2019, HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. It is currently unclear how HRSA will apply its enforcement authority under this regulation. Any charge by HRSA that a manufacturer has violated the requirements of the regulation could result in civil monetary penalties. Moreover, under a final regulation, effective January 2021, HRSA established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. HRSA also implemented a price reporting system under which manufacturers are required to report 340B ceiling prices on a quarterly basis to HRSA, which then publishes those prices to 340B covered entities. In addition, legislation could be passed, that would further expand the 340B program to additional covered entities, or participating manufacturers could be required to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
In order to be eligible to have their products paid for with federal funds under the Medicaid and Medicare Part B program s and purchased by certain federal agencies (VA, Department of Defense (DoD), Coast Guard, and Public Health Service (PHS)) and grantees, manufacturers must participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. Prices for innovator drugs purchased by the VA, DoD, Coast Guard, and PHS are subject to a cap (known as the “Federal Ceiling Price”) equal to 76% of the annual non-federal average manufacturer price (non-FAMP) minus, if applicable, an additional discount. The additional discount applies if non-FAMP increases more than inflation (measured by reference to the Consumer Price Index – Urban (CPIU)). In addition, in the second and subsequent year, the price also is capped at prior year FSS contract plus CPIU. Manufacturers must also participate in the Tricare Retail Pharmacy Program, under which they pay quarterly rebates to DoD for prescriptions of innovator drugs dispensed to Tricare beneficiaries through Tricare Retail network pharmacies. The governing statute provides for civil monetary penalties for failure to provide information timely or for knowing submission of false information to the government.
Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies, and may condition formulary placement on the availability of manufacturer rebates. In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. In addition to reducing Medicare Part D beneficiaries’ out-of-pocket annual maximum from $7,050 to $2,000, starting in 2025, the IRA (passed in 2022) will allow require manufacturers to offer a 10% or 20% discount on many brand-name drugs and biologics to Medicare Part D beneficiaries, depending on whether they have met their out-of-pocket maximum. Civil monetary penalties can be applied if a manufacturer fails to provide these discounts. Congress also enacted in the IRA a Medicare Part D inflation rebate, under which manufacturers would owe additional rebates if the average manufacturer price of a drug were to increase faster than the pace of inflation.
The IRA also included provisions that would subject certain high-spend single-source drugs and biologics (i.e. without generic or biosimilar competition) to a price negotiation process under Part B and Part D. There are some exceptions for orphan drugs, low Medicare spend drugs, and plasma-derived products. Single-source biologics without biosimilar competition could be selected for participation in the drug price negotiation program at the earliest 11 years after approval. It is unknown what effect the drug price negotiation provisions or inflation rebate provisions of the IRA could have on our products. We further expect continued scrutiny on government price reporting from Congress, agencies, and other bodies. Group health plans, health insurance issuers, health maintenance organizations, other healthcare payors, and pharmacy benefit managers in the United States are adopting more aggressive utilization management techniques and are increasingly requiring significant discounts and rebates from manufacturers as a condition to including products on formulary with favorable coverage and cost-sharing. These payors may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products.
Outside the United States, within the EU, our products are paid for by a variety of payors, with governments being the primary source of payment. Government health authorities in the EU determine or influence reimbursement of products, and set prices or otherwise regulate pricing. Negotiating prices with governmental authorities can delay commercialization of our products. Governments may use a variety of cost-containment measures to control the cost of products, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries or prices of competitive products and using those reference prices to set a price). Budgetary pressures in many EU countries are continuing to cause governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates, and expanded generic substitution and patient cost-sharing. Recently, several states also have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases that impose reporting requirements on biopharmaceutical companies. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens. Such laws also typically impose significant civil monetary penalties for each instance of reporting noncompliance that can quickly aggregate into the millions of dollars.
Healthcare Fraud and Abuse Laws

We are also subject to numerous fraud and abuse laws and regulations globally. In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the U.S. Department of Justice, or DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG. Recent regulations that eliminate the discount safe harbor protection for manufacturer rebates paid directly, or indirectly through a pharmacy benefit manager (“PBM”) to Medicare Part D or Medicare Advantage plans, have been delayed by the IRA until January 1, 2032. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.
The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the federal government alleging violations of the statute and to share in any monetary recovery. Violations of the False Claims Act may result in significant financial penalties (including mandatory penalties on a per claim or statement basis), treble damages and exclusion from participation in federal health care programs.
Pharmaceutical companies are subject to other federal false claim and statements laws, some of which extend to non-government health benefit programs. For example, the healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs.
The majority of states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers. Other states have adopted laws that, among other things, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities. In addition, some states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients.
The Physician Payments Sunshine Act requires pharmaceutical manufacturers to track and disclose to the federal government certain payments and transfers of value provided to U.S.-licensed physicians, certain non-physician licensed healthcare practitioners, and teaching hospitals as well as ownership interests held by physicians and their families, and reporting to the federal government and public disclosure by the federal government of this data.
Employees
As of December 31, 2022, we had 86 employees (as compared to 164 employees as of December 31, 2021), all of whom were full-time employees, 2 of whom hold an M.D. degree and 4 of whom hold a Ph.D. degree.

We are an equal opportunity employer and we maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status.

We are proud to employ a diverse workforce that, as of December 31, 2022, was 49% non-white and 44% women. In addition, as of December 31, 2022, women made up 29% of our senior leadership team. We strive to build and nurture a culture where all employees feel valued and embrace unique points of view.
We believe that the success of our business will depend, in part, on our ability to attract and retain uniquely qualified personnel. We seek to provide people-focused policies that provide for the health, safety and welfare of our employees and their families, as well as professional development and training programs for our team members. In connection with the COVID-19 pandemic, we implemented the following policies:
•Implemented safety procedures for all staff, which includes on site and essential travel training for those applicable employees;
•Provided paid time off for any employee that missed time due to the COVID-19 pandemic including for the care of family members; and
•Modified our flexible spending and 401(k) plans to allow employees more financial flexibility during the economic downturn resulting from the pandemic.
We provide competitive compensation packages designed to attract and retain high-quality employees. All of our employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure competitiveness compared to similar biotechnology and biopharmaceutical companies with which we compete for talent, as well as fair and equitable treatment across our workforce with respect to gender, race, and other personal characteristics. In addition, we provide a variety of programs and services to help employees balance their career and home life, including an attractive mix of healthcare, insurance, and other benefit plans. We deliver a benefits program that is designed to keep our employees and their families healthy, which includes not only medical, dental and vision benefits, but also legal services, supplemental life insurance, pet insurance, paid parental leave, dependent care, mental health services, company sponsored fitness programs, and other wellness benefits and incentives.
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
Our principal executive office is located at Pilot House - Lewis Wharf, 2 Atlantic Avenue, 6th Floor, Boston, Massachusetts 02110. Our telephone number is (617) 586-3900. Our website is located at www.sppirx.com. The information that can be accessed through our website is not incorporated by reference into this Annual Report and should not be considered to be a part hereof.
We make our proxy statements and annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and related amendments to these reports, as applicable) available on our website free of charge as soon as practicable after filing or furnishing with the Securities and Exchange Commission (the “SEC”).
All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, NE,

Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-732-0330.

Item 1A. Risk Factors
Before deciding to invest in our company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report and other reports we have filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed and in that event, the market price for our common stock could decline, and you may lose all or part of your investment.
These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report. These factors could cause actual results and conditions to differ materially from those projected in our forward-looking statements.
SUMMARY OF RISK FACTORS
You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report and other reports and filings made with the SEC in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed and the price of our common stock could decline. You should also refer to the other information contained in this Annual Report, including our Consolidated Financial Statements and the related Notes.

Risks Related to Our Business
•We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all.
•ROLVEDON may cause adverse events or other safety concerns or have other properties that could limit the scope of market acceptance.
•Even with regulatory approval for ROLVEDON, we will still face extensive regulatory requirements and ROLVEDON may face future regulatory difficulties.
•If we are unable to continue to successfully develop poziotinib or any of our future pipeline product candidates, our business, prospects, operating results, and financial condition will be materially harmed.
•Although we generate revenue from commercial sales, there is no guarantee of future commercial sales, and any future commercial sales may not be sufficient to sustain our business operations.
•The COVID-19 pandemic and any similar future outbreaks could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.
•The pharmaceutical and biotechnology industries are intensely competitive. We are aware of several competitors attempting to develop and market products competitive to our commercial product and in-development product candidates, which may reduce or eliminate our commercial opportunities in the future.
•We are highly dependent upon Hanmi, as the sole supplier for ROLVEDON drug substance.
•Our supply of APIs, and drug products is and will remain dependent upon the production capabilities of contract manufacturing organizations (“CMOs”) and other third-parties for related supplies and logistical services.
•Reports of adverse events or safety concerns involving our commercial product or in-development products or similar agents, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
•A significant portion of our revenue has historically been derived from a limited number of distributors - and is expected to persist for our commercial and in-development drugs upon potential FDA approval.
•We are a small company relative to our principal competitors, and our limited financial resources may limit our ability to develop and market our product and product candidates.
•If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, our financial position, results of operations, and cash flows may be materially and negatively impacted.
•Our business strategy requires that we engage in transactions that increase our capital requirements, cause us to incur debt or assume contingent liabilities, and possibly dilute our stockholders.
•We may rely on CROs and other third parties to conduct clinical trials and, in such cases, we are unable to directly control the timing, conduct and expense of our clinical trials.
•Competition for patients in conducting clinical trials may prevent or delay product development and strain our limited financial resources.

•The potential size of the market for our product and product candidates is uncertain.
Risks Related to Our Industry
•The future sale of our product candidates will be (and has historically been) subject to regulatory approvals and requirements. If we are unable to obtain regulatory approval for our product candidates, or if we fail to comply with governmental regulations, we will be limited in our ability to commercialize or sell our product and product candidates domestically or abroad and/or will be subject to penalties.
•Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our product candidates abroad.
•Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which would negatively impact our ability to achieve profitability.
•Legislative or regulatory reform of the healthcare system and pharmaceutical industry related to pricing, coverage or reimbursement may hurt our ability to sell our products profitably or at all.
•Governmental pricing regulations could adversely affect our negotiated pricing, or limit product coverage and reimbursements which may adversely impact our operating results and our business.
Risks Related to Our Common Stock
•Future issuances of our common stock or other dilutive instruments, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
•The market price and trading volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.
•We have not been in compliance with the requirements of the NASDAQ Stock Market for continued listing and if NASDAQ does not concur that we have adequately remedied our noncompliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our shareholders.
Risks Relating to Our Intellectual Property
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
•Obtaining and maintaining our patent protection depends on compliance with various requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•We may be involved in additional lawsuits to defend or enforce our patents, which could be expensive, time-consuming and unsuccessful.
General Risk Factors
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
For the years ended December 31, 2022 and 2021, we had net losses of $75.4 million and $158.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1.1 billion.
We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. If we choose to re-prioritize poziotinib development activities, that will cause us to continue to spend substantial amounts on research and development. Additionally, we expect to spend substantial amounts on the commercialization of ROLVEDON. Accordingly, we expect to continue to incur net losses in the foreseeable future and may not achieve profitability for some time, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely continue to decline.

Our business is significantly dependent on the successful commercialization of ROLVEDON in the United States and its approval and commercialization in other countries.
ROLVEDON received FDA approval in September 2022 to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs. With our de-prioritization of poziotinib in November 2022, we are significantly dependent on the successful commercialization of ROLVEDON in the United States and its approval and commercialization in other countries. This may make an investment in our company riskier than similar companies that have multiple products in their portfolio and/or multiple product candidates in active development and that therefore may be able to better sustain a failure of a single product. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at this point, depend entirely on the commercialization of ROLVEDON in the United States. Any failure to successfully commercialize ROLVEDON in the United States or obtain regulatory approval of and commercialize ROLVEDON outside the United States would have a material and adverse impact on our business. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of ROLVEDON.
The commercial success of ROLVEDON will depend on a number of factors, including the following:
•our ability to raise any additional required capital to support the commercialization on acceptable terms, or at all;
•our ability to consistently manufacture ROLVEDON on a timely basis;
•the prevalence, duration and severity of potential side effects or other safety issues that patients may experience with ROLVEDON;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to ROLVEDON;
•the differentiation of ROLVEDON from other available approved or investigational drugs and treatments for patients with chemotherapy-induced neutropenia, and the willingness of physicians, operators of hospitals and clinics and patients to adopt and utilize ROLVEDON;
•the timely receipt of necessary marketing approvals from foreign regulatory authorities;
•our ability to successfully develop a commercial strategy and commercialize ROLVEDON internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;
•the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for ROLVEDON;
•patients’ ability and willingness to pay out-of-pocket for ROLVEDON in the absence of coverage and/or adequate reimbursement from third-party payors;
•patient demand for ROLVEDON;
•our ability to establish and enforce intellectual property rights in and to ROLVEDON; and
•our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.
These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize ROLVEDON. While we have obtained regulatory approval of ROLVEDON in the United States, we may never be able to successfully commercialize ROLVEDON in the United States or receive regulatory approval of ROLVEDON outside the United States. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of ROLVEDON to continue our business or achieve profitability.
ROLVEDON may cause adverse events or other safety concerns or have other properties that could limit the scope of market acceptance, limit the commercial profile of its approved label, or result in significant negative consequences following regulatory approval.
Adverse events caused by ROLVEDON could cause us, IRBs, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or comparable foreign regulatory authorities. Clinical studies conducted with ROLVEDON have generated some adverse events. Additional adverse events could be generated during future clinical trials or clinical use. Our commercialization of ROLVEDON could be adversely impacted by adverse events, serious adverse events (“SAEs”) or other safety concerns.

Even though ROLVEDON has already received regulatory approval in the United States, if it is shown to cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of ROLVEDON or impose restrictions on its distribution;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•we may be required to change the way ROLVEDON is administered or conduct additional clinical studies;
•we could be sued and held liable for harm caused to patients; and/or
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of ROLVEDON, limit the commercial profile of its approved label, and could substantially increase the costs of commercializing ROLVEDON, which could have a material adverse effect on our business, financial condition and results of operations.
Even with regulatory approval for ROLVEDON, we will still face extensive regulatory requirements and ROLVEDON may face future regulatory difficulties.
Even with regulatory approval of ROLVEDON in the United States or if approved in other countries, the FDA and comparable regulatory authorities in other countries may still impose significant restrictions on the indicated uses or marketing of ROLVEDON or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. ROLVEDON is subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-marketing information. The holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
The applicable regulations in countries outside the United States grant similar powers to the competent authorities and impose similar obligations on companies. In addition, manufacturers and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities, including equivalent regulatory authorities in other countries, for compliance with cGMP regulations and adherence to commitments made in the BLA or the application for marketing authorization. For certain commercial prescription products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. The FDA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. For example, for ROLVEDON, we have post-marketing requirements to conduct certain pediatric assessments, including the development of an appropriate formulation for pediatric patients 1 month to less than 17 years of age. If we or a regulatory authority discover previously unknown problems with ROLVEDON, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory authority may impose restrictions relative to ROLVEDON or the manufacturing facility, including requiring recall or withdrawal of the product from the market, suspension of manufacturing, or other FDA action or other action by the equivalent regulatory authorities in other countries. If we fail to comply with applicable regulatory requirements following approval of ROLVEDON, a regulatory authority may:
•     issue a warning letter, untitled letter or Form 483 asserting that we are in violation of the law;
•    seek an injunction or impose civil or criminal penalties or monetary fines;
•    suspend, modify or withdraw regulatory approval;
•     suspend any ongoing clinical trials;
•     impose restrictions on the manufacturing, labeling, marketing, or distribution or use of our product;
•     refuse to approve pending supplements to our approved BLA for ROLVEDON;
•     seize our product;
•     recall our product;
•     restrict coverage by third-party payors or exclude our product from federal health care programs;
•     refuse to permit the import or export of our product; and/or

•     refuse to allow us to enter into supply contracts, including government contracts.
If any of the above were to occur, our ability to successfully commercialize ROLVEDON and achieve profitability could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.
We may incur significant liability if governmental authorities allege or determine that we are engaging in commercial activities or promoting ROLVEDON in a way that violates applicable regulations.
Physicians have the discretion to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. Accordingly, we may not promote ROLVEDON in the U.S. for any indications other than its FDA-approved indication. The FDA and other regulatory and enforcement authorities enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses, including promoting unapproved dosing regimens, may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.
Notwithstanding regulations related to product promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We currently, and intend to increasingly, engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws and regulatory guidance.
Even with FDA approval for ROLVEDON in the United States, we may never obtain approval for or commercialize ROLVEDON outside of the United States, which would limit our ability to realize its full market potential.
In order to market ROLVEDON outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non- clinical studies or clinical trials, which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of ROLVEDON in those countries. While our management has experience in obtaining foreign regulatory approvals, we, as a company, do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced, and our ability to realize the full market potential of ROLVEDON will be adversely affected.
For example, in the European Union, similar to the United States’ regulatory framework for medicinal products, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union Member States both before and after the grant of manufacturing and marketing authorizations. This includes oversight of compliance with European Union GMP standards, which govern quality control of the manufacturing process and require the documentation of policies and procedures. We and our third-party manufacturers are required to ensure that all of our processes, methods, and equipment are compliant with GMP standards. Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with European Union laws and the related national laws of individual European Union Member States governing the conduct of clinical trials, manufacturing authorizations, marketing authorizations of medicinal products, both before and after the grant of such authorizations, may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to identify a strategic partner with appropriate sales and marketing capabilities to sell ROLVEDON in markets outside of the United States, if approved, and enter into a strategic partnership on commercially acceptable terms with such partner, we may be unable to generate sufficient revenue from ROLVEDON to achieve profitability.

To date, we have not entered into any strategic partnerships for the commercialization of ROLVEDON in the United States; however, we may enter into a strategic partnership to commercialize ROLVEDON outside of the United States, if approved. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time-consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. In addition, our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of ROLVEDON outside of the United States or may otherwise fail in their commercialization efforts due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of ROLVEDON outside of the United States, if approved, or if our potential future collaboration partners do not successfully commercialize ROLVEDON in such countries, our ability to generate revenues from ROLVEDON will be adversely affected.
If we obtain approval to commercialize ROLVEDON outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
We may enter into agreements with third parties to seek approval for and market ROLVEDON outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:
•different regulatory requirements for drug approvals in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•lower pricing of products in our market segment or in general; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
The realization of any of these risks would negatively affect our ability to attain or sustain profitability.
If we are unable to continue to successfully develop poziotinib or any of our future pipeline product candidates, our business, prospects, operating results, and financial condition will be materially harmed.
The announcement of any negative or unexpected data, any delay in our anticipated timelines for filing for regulatory approval, or a significant advancement of a competitor, may cause our stock price to decline significantly and may have an adverse impact on our business, financial condition and prospects. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. There is no assurance that data from our clinical trials will support filings for regulatory approval of any of our pipeline product candidates, or even if approved, that our product candidates will become commercially successful for all approved indications. In addition, we may experience significant setbacks in our advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events. Any deficiencies in our clinical trial operations or other unexpected adverse events impacting such trials could cause increased costs, program delays or both, which may harm our business.
If any of our pipeline product candidates fail at any stage of development, or we otherwise determine to discontinue development of our product candidates, we will not have the anticipated revenues from that product, and we may not receive any return of our investment on it. Consequently, our stock price could decline significantly and there could be an adverse impact on our business, financial condition, results of operations and prospects.

For example, we announced the submission of an NDA for poziotinib for use in patients with previously treated locally advanced or metastatic non-small cell lung cancer with HER2 exon 20 insertion mutations in December 2021. In February of 2022, we announced that the FDA accepted the NDA, provided a PDUFA action date of November 24, 2022, and reiterated the importance of having the confirmatory trial substantially enrolled at the time of approval and requested additional information around dosing. On September 22, 2022, we met with the FDA’s ODAC. The ODAC committee voted 9 (no) – 4 (yes) that the current benefits of poziotinib did not outweigh its risks. On November 25, 2022, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding our NDA, indicating that the NDA could not be approved in its present form and that based on the CRL, we would have to generate additional data including a randomized controlled study prior to approval. We also announced that we are de-prioritizing poziotinib program activities. If we are unable to obtain approval for the poziotinib NDA, or any of our other future pipeline products, our business, prospects, operating results, and financial condition will be materially harmed.
Clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay obtaining regulatory approval.
Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, and other regulatory authorities in the U.S. and other countries, that our product candidates are both safe and effective. For each product candidate, we will need to demonstrate its efficacy and monitor its safety throughout the process. If such development is unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.
Each clinical trial requires investment of substantial financial and personnel resources. The commencement and completion of a clinical trial may be delayed by various factors, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analysis, delay or failure to obtain the required approval to conduct a clinical trial at a prospective site, and shortages of available drug supply.
Any of our product candidates are prone to the risks of failure inherent in drug development. Clinical trials of new product candidates or for new indications sufficient to obtain regulatory marketing approval are expensive, uncertain, and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. Moreover, the outcome of a clinical trial is often uncertain. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates. In this regard, reports of adverse events or concerns involving our product candidates could interrupt, delay or halt clinical trials of such product candidates or could result in our inability to obtain regulatory approvals for such product candidates. In addition, the results of pre-clinical studies and early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a product candidate is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our product candidates is promising, data are susceptible to varying interpretations, and such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways.
Accordingly, FDA officials could interpret such data in different ways than we or our partners do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, institutional review boards (“IRBs”), our contract research organizations, or we may suspend or terminate our clinical trials for our product candidates. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any drugs or biologics resulting from our product candidates, may severely harm our business and reputation and may cause our stock price to decline. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that may limit or prevent their widespread use, may cause the FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those drug products from the market. Furthermore, there is the risk that additional post-marketing requirements may be imposed by the FDA in the future on our products.
Moreover, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:
•delays obtaining regulatory approval to commence a trial;
•delays in reaching agreement on acceptable terms with CROs and clinical trial sites;
•delays in obtaining IRB approval at each site;

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
•negative or inconclusive results;
•deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP, or clinical protocols;
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
We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the clinical trial sites in which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Any delays, interruptions or halts in our clinical trials involving any of our product candidates or other adverse events negatively impacting our ability to obtain regulatory approvals for such product candidates in a timely manner could adversely affect our overall profitability, results of operations and financial condition and prospects.
Although we generate revenue from commercial sales, there is no guarantee of future commercial sales and any future commercial sales may not be sufficient to sustain our business operations.
We generate revenue from commercial sales for ROLVEDON. There is no guarantee that we will be able to generate future revenue and it is possible we may generate no revenue if, among other reasons, our suppliers encounter manufacturing problems, our product causes undesirable side effects, or the FDA limits or otherwise prohibits the commercial sale of ROLVEDON in the future. In addition, any future commercial sales of ROLVEDON may not be sufficient to sustain our business operations.
We do not have approval from the FDA for the commercial sale of poziotinib and we do not generate any revenue from poziotinib or any other pipeline product candidate. We will not generate any future revenue from our pipeline product candidates, including poziotinib, until there is approval for commercial sale by the FDA and/or other regulatory agencies. There is no guarantee as to when, if ever, our pipeline products will be approved for commercial sale. Accordingly, we may need to raise additional capital to fund our business operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, it could result in further dilution to our stockholders and adversely impact our stock price.

A significant portion of our revenue has historically been derived from a limited number of distributors - and is expected to persist for our commercial product and in-development product candidates upon potential FDA approval.
We expect that a significant portion of our future revenue will depend on sales to a limited number of distributors. Any distributors we may use comprise a significant part of the distribution network for pharmaceutical products in the U.S. and a small number of large distributors and wholesalers control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through their fee-for-service arrangements. Any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. In addition, any individual distributor could choose to stop selling our product at any time, and without notice. If we lose our relationship with any of our future significant distributors, we would experience disruption and delays in marketing our products and could also experience declines in our revenues, which in turn could materially adversely impact our financial condition.
COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.
COVID-19, the further spread of COVID-19, additional coronavirus outbreaks, or other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may have an adverse effect on our business and financial condition. The impacts may include, but would not be limited to:
•Disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce;
•Increased cyber security risks due to remote working environment;
•Limitations to the availability of our key personnel due to travel restrictions;
•Elevated employee turnover, which may increase payroll expense and recruiting-related expenses;
•Delays in the initiation and enrollment of clinical trials;
•Supply chain disruptions, which could impair our ability to continue our research and development activities; and
•Significant disruption of the global financial markets, which could have a negative impact on our ability to access capital in the future.
The extent of the adverse impact of COVID-19 or any other public health outbreak on our operations will depend on the extent and severity of the continued spread of the disease globally, the timing and nature of actions taken to respond to it and the resulting economic consequences. Ultimately, efforts to mitigate the impact of COVID-19 or any other public health outbreak may not completely prevent our business from being adversely affected and future impacts remain uncertain.
Reports of adverse events or safety concerns involving our commercial product, in-development product candidates or similar agents, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Our commercial product or in-development product candidates may cause SAEs. In addition to the risks associated with known SAEs, discovery of previously unknown problems with a product or product candidate, including adverse events of unanticipated severity or frequency, could interrupt, delay or halt clinical trials of such product or product candidate, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of our products for any or all indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the package inserts based on reports of adverse events or safety concerns or implement a REMS, which could adversely affect such product’s acceptance in the market. In addition, the public perception of our product and product candidates might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to demonstrate efficacy in a variety of indications and to better manage side effect profiles of certain of our product and product candidates may not be successful and there are no assurances that patients receiving our product or product candidates will not experience SAEs in the future.
Future reports of SAEs or safety concerns involving any of our product or product candidates could adversely affect our business, results of operations and prospects.

The pharmaceutical and biotechnology industries are intensely competitive. We are aware of several competitors attempting to develop and market products competitive to our commercial product and in-development product candidates, which may reduce or eliminate our commercial opportunities in the future.
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our commercial product and pipeline product candidates target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our future sales. Certain potentially competitive products to our commercial and in-development product candidates are in various stages of development, some of which have pending applications for approval with the FDA or have been approved by regulatory authorities in other countries. Also, there are many ongoing studies with currently marketed products and other investigational products, which may yield new data that could adversely impact the use of our commercial product or upon potential FDA approval of any of our pipeline product candidates. Our in-development product candidates or future product candidates may become obsolete before we recover the expenses incurred in their development. The introduction of competitive products or the development of technological advances that compete with our product or product candidates could significantly reduce anticipated future sales, which, in turn would adversely impact our financial and operating results.
We are highly dependent upon Hanmi, as the sole supplier for ROLVEDON drug substance.
In February 2018, we entered into a non-exclusive supply agreement with Hanmi which was amended and restated in December 2019 and further amended and restated in January 2022, through which Hanmi manufactures and supplies drug substance for ROLVEDON.
Hanmi manufactures the ROLVEDON drug substance at its facility in South Korea. As Hanmi is our only approved ROLVEDON drug substance manufacturer and the production of all of our ROLVEDON drug substance is at a single location, we are exposed to the risk that Hanmi’s facility may be harmed or rendered inoperable by natural or man-made disasters or pandemics, which could render it difficult or impossible for Hanmi to perform its manufacturing activities for some time. At this time there are no plans to establish a redundant manufacturing facility to reduce this risk. If there is a supply deficiency, Hanmi is required to notify us of the deficiency and, in such circumstances, we are required under the supply agreement to work with Hanmi to cure its supply failure. Furthermore, if Hanmi fails to comply with applicable regulatory requirements and maintain the FDA clearances related to the manufacturing of the drug substance, we may be unable to maintain commercial supply of ROLVEDON on a timely basis, or at all.
If Hanmi is unable to supply the drug substance to manufacture ROLVEDON reliably and at the levels we anticipate or that are required by the market, we may be unable to approve a substitute drug substance manufacturer on a timely basis, if at all. Our ability to sell ROLVEDON commercially depends, in part, on our ability to obtain such drug substance in accordance with regulatory requirements and in sufficient quantities for commercial supply. As such, we are highly dependent upon Hanmi’s continued ability to supply drug substance at the levels we require. If Hanmi is unable to supply ROLVEDON drug substance at the levels we require, this could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for ROLVEDON, which could materially adversely affect our product sales and operating results.
Our supply of APIs and drug products is and will remain dependent upon the production capabilities of CMOs and other third-parties for related supplies and logistical services. Some of these vendors are based overseas. If our CMOs and other suppliers are not able to meet our requirements or the requirements of the FDA, we may be unable to obtain approval for our product candidates. Even if we do obtain approval for our product candidates, we may be limited in our ability to meet demand for our products, ensure regulatory compliance, or maximize profit on the future sale of our products. Any manufacturing related disruptions could create significant demand on our limited capital resources, and there can be no assurance that we would be able to continue as a going concern. In addition, our dependence on these ex-U.S. vendors also subjects us to business interruption risks related to COVID-19, and/or similar outbreaks, which could have a material adverse impact on us.

We have no internal manufacturing capacity for APIs or our drug products. We therefore have entered into agreements with CMOs and other suppliers to supply us with APIs and our finished drug products. Success in the development and marketing of our product and product candidates depends, in part, upon our ability to maintain, expand and enhance these existing relationships and establish new sources of supply. The manufacture of APIs and finished drug products, including the acquisition of compounds used in the manufacture of the finished drug products, may require considerable lead times. We have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers. Some of the third-party manufacturing facilities used in the production of APIs and our drug products are located outside of the U.S. and require FDA approval, which our third-party manufacturers may have limited experience with obtaining. Our CMOs and other suppliers are subject to inspection by the FDA and may receive observations that they may not be able to resolve in a timely or effective manner, which could impact whether our products can be approved on a timely basis, if at all, or in the case of commercial product, whether it can continue to be commercially sold.

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

If problems arise during the manufacture of a batch of our product or product candidates, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause of the problem and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent that one of our suppliers experiences significant manufacturing problems, this could have a material adverse effect on our revenues and profitability.
Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adherence to the FDA’s cGMP requirements, the possible breach of the manufacturing agreement by the CMO and the possibility of termination or non-renewal of the agreement by the CMO, based on its own business priorities, at a time that is costly or inconvenient for us. Additionally, if any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidates that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or product candidates. In addition, in the case of the CMOs that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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
Finally, our business could be adversely impacted by the effects of the COVID-19 pandemic, or by other public health emergencies. We source some of our APIs and other materials from Asia, including China and South Korea. Due to our current reliance on these vendors for ROLVEDON and poziotinib supply, we risk disruption in our supply chain (including restrictions on export or shipment), depending on the severity of the coronavirus outbreak and the potential government restrictions placed on our vendors or their transports.
If our suppliers fail to deliver materials and services needed for commercial manufacturing in a timely and sufficient manner or fail to comply with applicable regulations, and if we fail to timely identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.
We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of API in accordance with the FDA’s cGMP for drug products. Although we conduct our own inspections and review and/or approve investigations of each supplier, there can be no assurance that the FDA, upon inspection, would find that the supplier is complying with the cGMP requirements, where applicable. If a supplier fails to comply with these requirements or the comparable requirements in foreign countries, regulatory authorities may subject them or us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products. If we are required to find a new or additional supplier, we will need to evaluate that supplier’s ability to provide material that meets regulatory requirements, including cGMP requirements, as well as our specifications and quality requirements, which would require significant time and expense and could delay the production of our product and product candidates. In general, if any of our suppliers is unwilling or unable to meet its supply obligations or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock may decline.
Sales of ROLVEDON and future product candidates depend on coverage and reimbursement from third-party payers and a failure to obtain or a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.
Sales of ROLVEDON and future product candidates are dependent on the availability and extent of coverage and reimbursement, or level of reimbursement, from third-party payers, including government programs and private insurance plans. Governments and private payers may regulate prices, reimbursement levels and/or access to our products to contain costs or to affect levels of use. We rely in large part on the reimbursement of our products through government programs such as Medicare and Medicaid in the U.S., and a failure to obtain or a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.
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
A significant portion of our revenue has historically been derived from a limited number of distributors - and is expected to persist for our commercial and in-development drugs upon potential FDA approval.
A significant portion of our revenue is derived from a limited number of distributors and we expect that a significant portion of our future revenue will depend on sales to a limited number of distributors. Any distributors we may use comprise a significant part of the distribution network for pharmaceutical products in the U.S. and a small number of large distributors and wholesalers control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through their fee-for-service arrangements.

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
Our efforts to acquire or in-license and develop additional products and product candidates may fail and/or our in-licensed products and product candidates may fail to perform as we anticipate, which might limit our ability to grow our business.
To remain competitive and grow our business, our long-term strategy includes the acquisition or in-license of additional products and product candidates. We are actively seeking to acquire, or in-license, additional commercial products as well as product candidates that have demonstrated positive pre-clinical and/or clinical data. We have certain criteria that we are looking for in any asset acquisition and in-license and we may not be successful in locating and acquiring, or in-licensing, additional desirable products or product candidates on acceptable terms.
To accomplish our acquisition and in-license strategy, we intend to commit efforts, funds and other resources to research and development and business development. Even with acquired and in-licensed products and product candidates, a high rate of failure is inherent in the development of such products and product candidates. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested. For example, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, limited payer coverage or infringement of the intellectual property rights of others.
In addition, many other large and small companies within the pharmaceutical and biotechnology industry seek to establish collaborative arrangements for product research and development, or otherwise acquire product candidates in late-stage clinical development, in competition with us. We face additional competition from public and private research organizations, academic institutions and governmental agencies in establishing collaborative arrangements for product candidates in late-stage clinical development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand our portfolio through the in-license or acquisition of compounds. Finally, while it is not feasible to predict the actual cost of acquiring and developing additional products and product candidates, that cost could be substantial and we may need to obtain additional financing for such purpose, which may further dilute existing stockholders.
Our business depends upon the continued customer support efforts of distributors.
In the U.S., we expect to continue to sell our product and, if approved, our product candidates to a small number of distributors who in turn will sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of products, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We will not promote our product or, if approved, our product candidates to these distributors and they do not set or determine demand for products. The use of distributors involves certain risks, including, but not limited to, risks that these distributors will:
•not provide us with accurate or timely information regarding their inventories, the number of patients who are using our product or complaints about our product;
•not purchase sufficient inventory on hand to fulfill end user orders in a timely manner;
•be unable to satisfy financial obligations to us or others; and
•cease operations.
Any such actions may result in decreased sales of our product and, if approved, our product candidates which would harm our business, financial condition or results of operations.
Adverse economic conditions may have material adverse consequences on our business, results of operations and financial condition as well as our ability to raise additional capital.

Unpredictable and unstable changes in economic conditions, including recession, inflation, liquidity constraints, failures and instability in U.S. and international financial banking systems, increased government intervention, or other changes, may adversely affect our general business strategy. In recent years, we have funded our operations through a combination of equity and debt offerings and sales of our pharmaceutical products. Based on our current plans and expectations, we believe that we will require additional funding to achieve our goals. We may need to raise these additional funds through public or private debt or equity financings, and any adverse economic conditions could adversely affect our ability to raise funds. If our business deteriorates, we may not be able to maintain compliance with any covenants or representations and warranties in any such financings, which could result in reduced availability of such financings, an event of default under such financings, or could make other sources of financing unavailable to us. Any such event would have a material adverse impact on our business, results of operations and financial condition.
While we believe we have adequate capital resources to meet our current working capital and capital expenditure requirements for at least the next twelve months, an economic downturn or an increase in our expenses could require us to seek additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology.
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
Our indebtedness may limit our flexibility in operating our business and adversely affect our financial health and competitive position.
As of December 31, 2022, we had $30.0 million of indebtedness outstanding under our loan agreement with SLR Investment Corp. (“SLR”) that matures in September 2027.
To service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory, and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness, our ability to plan for, or react to, changes in our business, industry and the economy generally will be limited.
In addition, the SLR credit agreement contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:
•create, incur, assume, or be liable for any additional indebtedness, or create, incur, allow, or suffer any lien;
•effect certain changes in our business, management, ownership, or business locations;
•merge or consolidate, or acquire all or substantially all of the capital stock or shares or any property of another company;
•declare or pay any dividends, make any other distribution or payment in respect of or redeem, retire or purchase any shares of our capital stock;
•make certain investments; and
•enter into transactions with our affiliates.
We have not previously breached and are not currently in breach of these or any of the other covenants; however, there can be no guarantee that we will not breach these covenants in the future. In the event that we breach one or more covenants, our lender may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations and our ability to continue as a going concern.
Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our product and product candidates or a decrease in consumer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.
Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our commercial product, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our commercial product at or above the rate at which our costs increase, which could have a material adverse effect on our financial condition and results of operations. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Even though we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;
•Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.
We are a small company relative to our principal competitors, and our limited financial resources may limit our ability to develop and market our product and product candidates.
Many companies, both public and private, including well-known pharmaceutical companies and smaller niche-focused companies, are developing products to treat many, if not all, of the diseases we are pursuing or are currently distributing drug products that directly compete with the drugs that we sell or that we intend to develop, market and distribute.
Competition for branded or proprietary drugs is less driven by price and is more focused on innovation in the treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. We may not be successful in any or all of our current clinical studies; or if successful, and if one or more of our product candidates is approved by the FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our product candidates.
Companies that have products on the market or in research and development that target the same indications as our in-development product candidates or new compounds sought include, among others: Amgen, Inc., Coherus BioSciences, Mylan Pharmaceuticals, Inc., Sandoz, Pfizer, AstraZeneca plc, Takeda Pharmaceutical Company Ltd., Janssen Research & Development, Taiho Pharmaceutical Co., Ltd., Cullinan Oncology, LLC, Daiichi-Sankyo Co., Ltd., Genentech, Inc., Gilead Sciences, Inc., Jiangsu Hengrui Pharmaceuticals Co., Ltd., and Novartis International AG.
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
On March 1, 2019, we completed the sale of the Commercial Product Portfolio (as defined below in Note 10) to Acrotech. We contractually retained all obligations related to our estimated allowances for discounts, returns, rebates and chargebacks for sales made on and prior to such date. Our former FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products to us beginning at their expiration date and within six months thereafter. Our former EVOMELA customers are permitted to return purchased product to us beginning at six months prior to its expiration date, and within twelve months following its expiration date (as well as for overstock inventory, as determined by end-users). Our existing ROLVEDON customers are also permitted to return purchased product to us beginning at three months prior to its expiration date, and within twelve months following its expiration date.
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
Our products are also subject to the Medicare Part B program, under which reimbursement for drugs is based on a drug’s average sales price, or ASP, which is calculated net of virtually all discounts and rebates. Manufacturers report ASP to CMS on a quarterly basis. Also under Medicare Part B, since October 1, 2022, manufacturers are required to pay rebates to the government to the extent that drug prices increase faster than inflation. There may be a time lag in our receiving inflation rebate notices.
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
Many pharmaceutical companies are conducting clinical trials involving patients with the disease indications that our product candidates target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products.
We may have conflicts with our third-party development partners that could delay or prevent the development or commercialization of our product candidates.
We may have conflicts with our third-party development partners, such as conflicts concerning the interpretation of pre-clinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our third-party development partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues from such product candidates:
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
The potential size of the market for our product and product candidates is uncertain.
We often provide estimates of the number of people who suffer from the diseases that our product and product candidates are intended to target. However, there is limited information available regarding the actual size of these patient populations. In addition, it is uncertain whether the results from previous or future clinical trials of products and product candidates will be observed in broader patient populations, and the number of patients who may benefit from our product and product candidates may be significantly smaller than the estimated patient populations.
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
•comply with the provisions of the Foreign Corrupt Practices Act (FCPA); or
•report financial information or clinical or pre-clinical data accurately.
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
Risks Related to Our Industry
The future sale of our products will be (and has historically been) subject to regulatory approvals and requirements. If we are unable to obtain regulatory approval for our product candidates, or if we fail to comply with governmental regulations, we will be limited in our ability to commercialize or sell our products and product candidates and/or will be subject to penalties.
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
These risks may include failure of the product candidate in pre-clinical studies, difficulty enrolling patients in clinical trials, clinical trial holds or other delays in completing clinical trials, delays in completing formulation and other testing and work necessary to support an application for regulatory approval, adverse reactions to the product candidate or other safety concerns, insufficient clinical trial data to support the safety or efficacy of the product candidate or to differentiate our product candidate from competitors, an inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-effective manner, and failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured. In order to receive approval from the FDA for each product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that the manufacturing processes for the product candidate comply with the FDA’s cGMPs, which include requirements related to production processes, quality control and assurance, and recordkeeping. The FDA has substantial discretion in the approval process for human medicines.

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
In addition, we are subject to the federal False Claims Act (FCA), as well as the false claims laws of several states. The FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Suits filed under the FCA, known as “qui tam” actions, can be brought by any private individual on behalf of the government and such private individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a FCA action. When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states also have enacted laws modeled after the federal FCA.
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
Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which would negatively impact our ability to achieve profitability.
Our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. The degree of market acceptance of any approved products will depend on a number of factors, including:

•the effectiveness of the product;
•the prevalence and severity of any side effects;
•potential advantages or disadvantages over alternative treatments;
•relative convenience and ease of administration;
•the strength of marketing and distribution support;
•the price of the product, both in absolute terms and relative to alternative treatments; and
•sufficient third-party coverage and reimbursement.
If our product candidates receive regulatory approval but do not achieve an adequate level of acceptance by physicians, healthcare payers and patients, we may not generate drug product revenues sufficient to attain profitability.
In addition, we have only licensed the rights to develop and market our product candidates in limited territories. Other companies can market and sell the same products in other parts of the world upon local regulatory approvals. If negative publicity is associated with our products or similar products sold by third parties in their territories, our own efforts to successfully market and sell our products in our territories may be adversely impacted.
We have received fast track designation from the FDA for poziotinib. We may seek fast track designation or other designations to expedite the development and approval of our future product candidates, and we may not be successful in receiving such designations, or if received, such designation may not actually lead to a faster development, regulatory review or approval process.
The FDA may grant fast track designation to a product that is intended for the treatment of a serious or life-threatening condition and that demonstrates the potential to address unmet medical needs for this condition. Products receiving fast track designation are eligible for more frequent interaction and communication with FDA and rolling review. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, as we did for poziotinib, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Moreover, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.
Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims might not be fully covered by product liability insurance. In addition, product liability claims could result in an FDA investigation of the safety and effectiveness of our approved products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development, including the marketing and sale of our approved product. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.
Guidelines and recommendations published by various organizations can reduce the use of our product.
Government agencies, such as the CMS, promulgate regulations, and issue guidelines, directly applicable to us and to our product. In addition, third parties such as professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations may relate to such matters as utilization, dosage, route of administration and use of related therapies and coverage and reimbursement of our product by government and private payers. Third-party organizations like the above have made recommendations about our product. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased utilization and/or dosage of our products, any of which could adversely affect our product sales and operating results materially.
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
If we market our products in a manner that violates federal or state health care fraud and abuse laws, we may be subject to civil or criminal penalties, including exclusion from participation in government health care programs.
As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payers for our product, we are subject to certain federal and state healthcare laws and regulations pertaining to fraud and abuse applicable to our business. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government.
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
In addition, the federal “Sunshine” requirements pursuant to the PPACA imposed new requirements on (i) manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners, and teaching hospitals; and (ii) applicable manufacturers and GPOs to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations.
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
Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 and subsequent legislation, among other things, included reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. Additionally, the American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, the Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Single-source biologics without competition on the market may not be selected for drug price negotiation under the IRA until at least 11 years since approval. The full effects of the IRA on our business and the healthcare industry in general is not yet known.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the FDA released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until 2032 by the IRA. On November 20, 2020, CMS issued an interim final rule that would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries; this rule was later rescinded as a result of litigation.
In July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response, in September 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•announcements of FDA non-approval of our products, or delays in the FDA or other foreign regulatory review processes or actions, including the CRL for our NDA for poziotinib;
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
Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 1, 2022 through March 22, 2023, the closing price of our common stock ranged between $0.32 and $1.59, and the daily trading volume was as high as 47.7 million shares and as low as 0.5 million shares.
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
We received notice pursuant to a letter dated November 1, 2022 from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Global Market.
Nasdaq's notice has no immediate effect on the listing of our common stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until May 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 1, 2023.
If we do not regain compliance by May 1, 2023, we may be eligible for an additional grace period if it applies to transfer the listing of its common stock to the Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Market until the completion of the appeal process.
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
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date in the U.S. The laws of many countries may not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. Filing, prosecuting and defending patents on all our product or product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions not covered by any of our patent claims or other intellectual property rights.

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
•we may not develop or in-license additional patentable proprietary technologies related to our product or product candidates; or
•the patents of others may prevent us from marketing our product or product candidates for one or more indications that may be valuable to our business strategy.
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

•the extent to which our product or product candidates, technology and manufacturing processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
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
If we fail to adequately protect our trademarks, our developing brand recognition could suffer.
We currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the maintenance or issuance of the same. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive. As our product and product candidates become more established and further develop, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our product and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.
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
Patent terms may be inadequate to protect our competitive position on our product and product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product and product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the United States Patent and Trademark Office (“USPTO”) after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product or product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product or product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product and product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of December 31, 2022 we have U.S. net operating loss carryforwards of approximately $789.3 million. As a result of our public offerings of common stock, we may have triggered an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. If we become profitable in the future, our ability to use net operating loss carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations, and we cannot assure what, if any, the benefit related to our net operating loss carryforwards will be in the future.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease 10,000 square feet for our principal executive office in Boston, Massachusetts under an operating lease expiring December 31, 2024, and 4,000 square feet for our administrative and research and development facility in Irvine, California under a non-cancelable operating lease expiring July 31, 2025. We believe that these leased facilities are adequate to meet our current and planned business needs.

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
    Certain of our legal proceedings are discussed in Note 8(g) - Litigation to our accompanying Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPPI.”
On March 22, 2023, the closing price of our common stock on the NASDAQ Global Select Market was $0.73 per share, and there were 157 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement related to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A, on or before April 30, 2023.
Unregistered Sales of Equity Securities
All equity securities that we sold during the period covered by this Annual Report that were not registered under the Securities Act have been previously reported in our quarterly reports on Form 10-Q or on our current reports on Form 8-K.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in Item 1A. Risk Factors and elsewhere in this Annual Report.
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a commercial-stage biopharmaceutical company, with a strategy of acquiring, developing, and commercializing novel and targeted oncology therapies. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial infrastructure and a field based sales force for our marketed product, ROLVEDON™ (formerly known as eflapegrastim).
We have one commercial asset and one drug candidate in late-stage development:
•ROLVEDON™ is a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On April 11, 2022, we announced that we had received notice that the resubmission of our Biologics License Application (“BLA”) for ROLVEDON had been accepted and received a Prescription Drug User Fee Act (“PDUFA”) date of September 9, 2022. On September 9, 2022, we received the U.S. Food and Drug Administration’s (“FDA”) marketing approval for ROLVEDON and began commercialization activities in the fourth quarter of 2022; and
•Poziotinib is a novel irreversible TKI under investigation for NSCLC tumors with various mutations. On December 6, 2021, we announced we submitted our NDA for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product candidate received fast track designation from the FDA and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, we announced that we received notice from the FDA that the NDA had been accepted for filing and received a PDUFA action date of November 24, 2022. On September 22, 2022, the Company met with the FDA’s Oncologic Drugs Advisory Committee (“ODAC”). The ODAC voted 9 (no) - 4 (yes) that the current benefits of poziotinib did not outweigh its risks for the treatment of patients with NSCLC with HER2 exon 20 insertion mutations. On November 25, 2022, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding our NDA. The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission, including generating additional data from a randomized controlled study prior to approval. We are continuing to evaluate these recommendations but we have de-prioritized further poziotinib development activities.
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

ROLVEDON, a novel long-acting G-CSF:
We submitted our BLA for ROLVEDON to the FDA on October 24, 2019 that is supported by data from two similarly designed Phase 3 clinical trials, ADVANCE and RECOVER, which evaluated the safety and efficacy of ROLVEDON in 643 early-stage breast cancer patients for the treatment of neutropenia due to myelosuppressive chemotherapy. Both studies met the pre-specified endpoint of non-inferiority in duration of severe neutropenia and met all of the secondary endpoints. In addition, the safety profile was similar to pegfilgrastim. On August 6, 2021, we announced the receipt of a Complete Response Letter (“CRL”) based on manufacturing deficiencies identified at both the drug substance and drug product manufacturers. The Company believes these manufacturing deficiencies had been remediated and on March 11, 2022, we resubmitted the BLA for ROLVEDON. On April 11, 2022, the Company announced that it had received notice that the BLA had been accepted and received a PDUFA date of September 9, 2022. On September 9, 2022, the Company received FDA marketing approval for ROLVEDON injection to decrease the incidence of infection, as manifested by febrile neutropenia, in adult patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with clinically significant incidence of febrile neutropenia. We began commercialization activities of ROLVEDON in the fourth quarter of 2022 and ROLVEDON is currently being marketed for sale in the United States.
A company sponsored clinical trial that has been initiated to evaluate the administration of eflapegrastim on the same day as chemotherapy is currently ongoing. This Phase 1 clinical trial is a randomized, open label, actively controlled study to evaluate the same-day dosing of eflapegrastim on duration of neutropenia when administered at varying intervals following docetaxel and cyclophosphamide (TC) chemotherapy in patients with early-stage breast cancer. The study was completed with the enrollment of 16 patients dosed with eflapegrastim 30 minutes after chemotherapy on the same day in Cycle 1. The study added an Expansion Phase with a plan to dose approximately 45 patients with eflapegrastim 30 minutes after the chemotherapy on the same day in all 4 cycles. The overall safety profile to date for the 30-minute arm was similar to what has been seen previously in large, randomized studies with G-CSF given 24 hours after chemotherapy. The safety will be monitored continuously throughout the Expansion Phase of the study. An evaluation of safety and efficacy will be conducted once the data from 6 patients in the Expansion Phase is complete to determine the trend.
As part of the post-market requirement, Spectrum is expected to conduct a pediatric study in Rolvedon that includes the development of an appropriate formulation to dose certain pediatric patients of 1 month to 17 years of age based on weight-based dosing. The study as well as the development of a pediatric formulation is in progress.
Poziotinib, a Pan ErbB inhibitor targeting HER2 exon20 mutations:
Poziotinib is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (“EGFR”) family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations of over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer. In February 2015, we entered into a co-development and commercialization agreement with Hanmi for poziotinib worldwide rights, except in Korea and China.

Our clinical development program for poziotinib is focused on previously treated NSCLC, first-line treatment of NSCLC and treatment of other solid tumors with HER2 mutations. NSCLC tumors with HER2 exon 20 insertion mutations are rare and have generally not been responsive to other TKIs. Patients with these mutations have a poor prognosis, and available treatment options are limited. Poziotinib, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of tumors with HER2 exon-20 insertion mutations.

In October 2017, we announced the start of a pivotal Phase 2 global clinical trial with active sites in the U.S., Canada and Europe (“ZENITH20”). The ZENITH20 trial consisted of seven cohorts of NSCLC patients. Cohorts 1, 2, 3 and 4 had completed enrollment while Cohorts 5, 6, and 7 ceased enrolling patients upon the receipt of the CRL (discussed below). Cohorts 1 (EGFR) and 2 (HER2) included previously treated NSCLC patients with exon 20 mutations. Cohort 3 (EGFR) and 4 (HER2) included first-line NSCLC patients with exon 20 mutations. Cohorts 1- 4 were each independently powered for a pre-specified statistical hypothesis and the primary endpoint was objective response rate (“ORR”). Cohort 5 included previously treated or treatment-naïve NSCLC patients with EGFR or HER2 exon 20 insertion mutations and evaluated different dosing regimens. Cohort 6 included NSCLC patients with classical EGFR mutations who progressed while on treatment with first-line osimertinib and developed an additional EGFR mutation. Cohort 7 included NSCLC patients with a variety of less common mutations in EGFR or HER2 exons 18-21 or the extracellular or transmembrane domains.
On December 26, 2019, we announced that the pre-specified primary endpoint was not met in Cohort 1 of the ZENITH20 trial evaluating poziotinib in previously treated NSCLC patients with EGFR exon 20 insertion mutations. Cohort 1 enrolled a total of 115 patients who received 16 mg/day of poziotinib. The intent-to-treat analysis showed that 17 patients had a response (by RECIST) and 62 patients had stable disease for a 68.7% disease control rate (“DCR”). The confirmed ORR was 14.8%

(95% CI 8.9%-22.6%). The median duration of response was 7.4 months and the progression free survival was 4.2 months. The safety profile was in-line with other second-generation EGFR TKIs.
On July 27, 2020, we announced that we met the pre-specified primary endpoint for Cohort 2 in the ZENITH20 trial evaluating previously treated NSCLC patients with HER2 exon 20 insertion mutations. Cohort 2 enrolled a total of 90 patients who received an oral, once daily dose of 16 mg of poziotinib. All the patients had failed at least one line of prior systemic therapy with 60 patients (67%) having failed two or more prior therapies, including chemotherapy and immunotherapy. All responses were read independently and confirmed by a central imaging laboratory using RECIST criteria. The intent-to-treat analysis demonstrated a confirmed ORR of 27.8% (95% CI of 18.9%-38.2%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.9% exceeded the pre-specified lower bound of 17% in this heavily pre-treated population. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR TKIs. These results were presented at the European Society for Medical Oncology (“ESMO”) Virtual Congress 2020 Science Weekend held in September 2020.
In December 2020, we reported that its pre-specified primary endpoint in Cohort 3 evaluating poziotinib in first-line NSCLC patients with EGFR exon 20 insertion mutations was not met. Cohort 3 of the ZENITH20 clinical trial enrolled a total of 79 patients who received an oral once daily dose of 16 mg of poziotinib. The median time of follow up of all patients was 9.2 months. The intent-to-treat analysis showed that 22 patients had a partial response (by RECIST) and 68 patients had stable disease for an 86.1% DCR. 91% of patients experienced tumor reduction with a median reduction of 25.5%. The confirmed ORR was 27.8% (95% CI 18.4-39.1%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.4% did not meet the pre-specified lower bound of >20%. The median duration of response was 6.5 months and the median progression free survival was 7.2 months. The safety profile was similar with the type of adverse events observed with other second-generation EGFR TKIs. Grade 3 treatment related rash was 33% and diarrhea was 23%. 94% of patients had drug interruptions with 6 patients (8%) permanently discontinuing due to adverse events.
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
On September 22, 2022, the Company met with ODAC to review poziotinib for the treatment of patients with previously treated locally advanced or metastatic non-small cell lung cancer harboring HER2 exon 20 insertion mutations. The committee voted 9 (no) - 4 (yes) that the current benefits of poziotinib did not outweigh its risks. ODAC is an independent panel of experts that reviews and evaluates data concerning the efficacy and safety of marketed and investigational products for use in the treatment of cancer. ODAC makes appropriate recommendations to the FDA, but these recommendations are not binding and the final decision regarding product approval will be made solely by the FDA. On November 25, 2022, the Company announced that it had received a CRL from the FDA regarding our NDA, indicating that the NDA could not be approved in its present form and that based on the CRL, the Company would have to generate additional data including a randomized controlled study prior to approval. The Company also announced that we are de-prioritizing poziotinib program activities.
Impact of COVID-19 Pandemic
The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence.
The extent to which the COVID-19 pandemic may continue to impact our results of operations depends on numerous evolving factors, which are highly uncertain and difficult to predict, including new information that may emerge concerning the continued severity of COVID-19 and variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. For more information related to the impact of COVID-19 on our business, refer to the risk factors within Item 1A. Risk Factors – Risks Related to Our Business -- COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.
Components of Operating Results
The below summarizes the nature of our revenue and operating expense line items within our Consolidated Statements of Operations:
Net Sales
ROLVEDON became available for commercial sale to patients with prescriptions in the fourth quarter of 2022. We sell ROLVEDON to large pharmaceutical wholesalers and distributors, which we recognize revenue upon title transfer (which is typically at time of delivery), provided our other revenue recognition criteria have been met. The transaction price that we recognize for ROLVEDON revenue includes an estimate of variable consideration. Shipping and handling costs to our customers are recorded as cost of sales. The components of variable consideration include:

Product Returns Allowances: Our customers are contractually permitted to return purchased products in certain circumstances. We estimate expected product returns for our allowance based on our expected return rates of similar products as well as assumptions regarding projected demand. Returned product is typically destroyed, since substantially all returns are due to expiry and cannot be resold.

Government Chargebacks: Our product is subject to pricing limits under certain federal government programs (e.g., Medicare, Medicaid, and 340B Drug Pricing Program). Qualifying entities (i.e., end-users) purchase products from our customers at their qualifying discounted price. The chargeback amount we incur represents the difference between our contractual sales price to our customer, and the end-user’s applicable discounted purchase price under the government program. There may be significant lag time between our reported net product sales and our receipt of the corresponding government chargeback claims from our customers.

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

Medicaid Rebates: Our product is subject to state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with our product is covered under Medicaid, resulting in a discounted price for our product under the applicable Medicaid program. Our Medicaid rebate accrual calculations require us to project the magnitude of our sales, by state, that will be subject to these rebates. There is a significant time lag in us receiving rebate notices from each state (generally several months or longer after our sale is recognized). Our estimates are based on our historical claim levels of similar products by state, as supplemented by management’s judgment.

Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers/distributors of our products for various commercial services including contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of our applicable sales.
Our revenue recognition criteria are described in greater detail below and in Note 2(i) to the accompanying Consolidated Financial Statements.
Cost of Sales
Cost of sales includes the cost of the inventory sold, which includes direct manufacturing, production and packaging materials, shipping expenses, and royalty fees.
Operating Expenses

Selling, General and Administrative
Selling, general and administrative expenses primarily consist of compensation (including stock-based compensation) and benefits for our sales force and personnel that support our sales and marketing operations, and our general operations such as information technology, executive management, financial accounting, and human resources. It also includes costs attributable to marketing our products to our customers and prospective customers, patent and legal fees, financial statement audit fees, insurance coverage fees, personnel recruiting fees, and other professional services.
Research and Development
Our research and development activities primarily relate to the clinical development of our drug pipeline and costs associated with at-risk manufacture of drug products prior to FDA approval.
These clinical development expenses specifically consist of (i) compensation (including stock-based compensation) and benefits for research and development and clinical and regulatory personnel, (ii) materials and supplies for each project, (iii) consultants, and (iv) associated regulatory and clinical site expenses.
Our research and development manufacturing expenses are recognized in the period which the activity occurs and includes (i) our technology transfer costs for production, (ii) FDA qualification costs of our contract manufacturers’ sites, and (iii) material and service costs associated with our inventory build prior to FDA approval.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	$ Change
	($ in thousands)
Net sales	$10,114	$—	$10,114
Expenses:
Cost of sales	1,792	—	1,792
Selling, general and administrative	38,816	60,406	(21,590)
Research and development	42,203	87,297	(45,094)
Total expenses	82,811	147,703	(64,892)
Loss from continuing operations before other income (expense) and income taxes	(72,697)	(147,703)	75,006
Other income (expense):			—
Interest income	968	215	753
Interest expense	(998)	(52)	(946)
Other expense, net	(5,331)	(10,892)	5,561
Total other expense	(5,361)	(10,729)	5,368
Loss from continuing operations before income taxes	(78,058)	(158,432)	80,374
Provision for income taxes from continuing operations	(46)	(4)	(42)
Loss from continuing operations	(78,104)	(158,436)	80,332
Income (loss) from discontinued operations, net of income taxes	2,703	(192)	2,895
Net loss	$(75,401)	$(158,628)	$83,227
Net Sales. During the fourth quarter of 2022, net sales were $10.1 million as we began to sell our sole commercial product, ROLVEDON, which was approved by the FDA on September 9, 2022. We had no sales during the year ended December 31, 2021.
Cost of Sales. During the year ended December 31, 2022, the cost of sales was $1.8 million, which consisted primarily of packaging costs, freight and royalties associated with the net sales of ROLVEDON owed to our licensing partner and $1.1 million of start-up expenses associated with stability and bio-burden testing. The amount did not include any direct costs associated with the manufacture of ROLVEDON. Prior to FDA approval in September 2022, we expensed approximately $5.7 million in costs associated with the manufacturing of ROLVEDON as a component of research and development expense. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the year ended

December 31, 2022 would have been $3.0 million. We expect to sell the remaining $4.5 million of previously expensed inventory over the next nine months. We expect the cost of sales to remain low through the first nine months of 2023 as we sell through certain inventory that was expensed prior to FDA approval of ROLVEDON in September 2022, and we expect our cost of sales to increase thereafter.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased for the year ended December 31, 2022 by approximately $21.6 million to $38.8 million as compared to the comparable period ended December 31, 2021. This decrease primarily related to (i) a $7.7 million decrease in personnel expenses, primarily associated with the reduction in workforce during the strategic restructuring that began in January 2022, (ii) a decrease in stock-based compensation expense of $8.6 million, (iii) a decrease in deferred compensation expense of $3.7 million given decreases in the overall market compared to the prior year period, (iv) a decrease of $1.4 million in professional services, (v) and a decrease of $0.1 million in other general expenses. We expect our selling, general and administrative expenses to increase as our sales and marketing expenses increase due to the commercialization of ROLVEDON.
Research and Development Expenses. Research and development expenses decreased for the year ended December 31, 2022 by approximately $45.1 million to $42.2 million as compared to the comparable period ended December 31, 2021. This decrease related to the reversal of an $11.2 million ROLVEDON drug substance accrual during the period. A concession was provided by Hanmi for drug substance which had been accrued during 2021 and is no longer payable. Expenses also decreased in the current period due to decreased program activities of $12.6 million for ROLVEDON, $8.1 million for poziotinib, and $2.5 million related to our early-stage compounds. Personnel expenses decreased by $10.7 million related to the reduction in workforce during the strategic restructuring that began in January 2022.
Total Other Expense. Total other expense decreased for the year ended December 31, 2022 by $5.4 million as compared to the comparable period ended December 31, 2021, primarily due to a $14.4 million reduction of unrealized losses in our equity holdings compared to the prior year period. This decrease was partially offset by a $7.7 million increase in realized losses recorded during the year ended December 31, 2022 for the sale of our equity holdings in addition to a $1.4 million increased loss on our deferred compensation plan assets.
Income (loss) from discontinued operations, net of income taxes. Income (loss) from discontinued operations, net of income taxes, increased by $2.9 million of income as we reversed accruals in the current period that contractually expired and for which we are no longer liable.
Liquidity and Capital Resources
We expect to incur future net losses as we continue to fund the advancement and commercialization of our product and product candidates. Based upon our current projections, including our intention to continue to place a disciplined focus on streamlining our business operations, we believe that our $75.1 million in aggregate cash, cash equivalents, and marketable securities as of December 31, 2022, will be sufficient to fund our current and planned operations for at least the next twelve months from the date this Annual Report is filed with the SEC. However, should our net sales prove to be less than we currently anticipate, or our cost of sales and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that increases or accelerates our anticipated costs and expenses, we may require additional liquidity earlier than expected. Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the public or private sale of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or through a combination of the foregoing. We cannot provide any assurance that we will be able to obtain additional liquidity on terms favorable to us or our current stockholders, or at all. Our liquidity and our ability to fund our capital requirements going forward are dependent, in part, on market and economic factors that are beyond our control. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. As of December 31, 2022, we have approximately $128.8 million remaining to be sold pursuant to the April 2019 ATM Agreement, subject to the availability of authorized shares.
On September 21, 2022, we entered into a Loan and Security Agreement (“Loan Agreement”), by and among the Company and its subsidiaries, Allos Therapeutics, Inc., Talon Therapeutics, Inc., and Spectrum Pharmaceuticals International Holdings, LLC, as borrowers, SLR Investment Corp. as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $65.0 million available to us in four tranches (collectively, the “Term Loans”). As of December 31, 2022, we had drawn a total of $30.0 million of the Term Loans pursuant to the Loan Agreement, with a remaining undrawn principal balance of $25.0 million, which is available through November 15, 2023 and is subject to the achievement of certain milestone events. As we did not satisfy the Term B Loan Funding Condition, we will be unable to draw the Term B Loan of $10 million (as those terms are defined in the Loan Agreement). Refer to Note 5 of our accompanying Consolidated Financial Statements for additional information.

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements and/or notes thereto.
Cash Flows
The following is a discussion of cash flow activities:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(96,989)	$(119,486)
Net cash (used in) provided by investing activities	$(26,718)	$108,711
Net cash provided by financing activities	$75,591	$53,310
Operating Activities
Cash flow from operating activities is derived by adjusting net earnings for interest and amortization, non-cash operating items, gains and losses attributed to investing and working capital in the ordinary course of business.
Net cash used in operating activities was $97.0 million for the year ended December 31, 2022, as compared to $119.5 million for the year ended December 31, 2021. The decrease in net cash used in operating activities of $22.5 million was primarily due to a decrease in our net loss of $83.2 million, offset by the decreases in changes in operating assets and liabilities of $37.8 million and non-cash charges of $22.9 million.
Investing Activities
Cash flow from investing activities includes cash used for the purchases of marketable securities and proceeds from the maturity of investments and sale of equity holdings.
Net cash used in investing activities was $26.7 million for the year ended December 31, 2022, as compared to $108.7 million provided by investing activities for the year ended December 31, 2021. The change of $135.4 million is primarily attributed to a decrease in the proceeds from maturities and sales of investments of $117.7 million and an increase in the purchase of investments of $17.7 million.
Financing Activities
Cash flow from financing activities includes proceeds from the issuance of common shares, the proceeds from the issuance of debt, net of debt acquisitions costs and from the sale of stock under our employee stock purchase plan.
Net cash provided by financing activities was $75.6 million for the year ended December 31, 2022, as compared to $53.3 million for the year ended December 31, 2021. The increase of $22.3 million primarily relates to $28.7 million of proceeds from the issuance of debt, net of acquisition costs, $20 million in proceeds from the sale of shares of common stock to Hanmi, offset by a decrease in the sale of common stock under an at-the-market sales agreement of $26.1 million.
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

On July 13, 2021, we filed a shelf registration statement with the SEC on Form S-3, which was declared effective by the SEC on July 21, 2021 (the “Registration Statement”). The Registration Statement registered an aggregate offering price of up to $300 million of securities that may be issued and sold by us from time to time, including up to an aggregate offering price of $150 million of common stock (which amount is included in the $300 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the April 2019 ATM Agreement. As of December 31, 2022, there was approximately $128.8 million remaining to be sold pursuant to the April 2019 ATM Agreement.
We sold and issued shares of our common stock under the April 2019 ATM Agreement as follows:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2021	15,851,391	$52,621
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2022	24,513,945	$26,561
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, our management evaluates (as applicable) its most critical estimates and assumptions, including those described below:
Revenue Recognition
We recognize ROLVEDON revenue in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from contracts with customers. Our revenue recognition analysis consists of the following steps: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.
ROLVEDON became available for commercial sale and shipment to patients with a prescription in the U.S. in the fourth quarter of 2022. We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers) who in turn sell our products directly to clinics, hospitals, and federal healthcare programs. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.

The transaction price that we recognize for ROLVEDON revenue is our gross product sales reduced by our corresponding gross-to-net (“GTN”) estimates using the expected value method, resulting in our reported “net sales” in the accompanying Consolidated Statements of Operations. Net sales reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be above or below the amount estimated, then requiring prospective adjustments to our reported net sales.
These GTN estimate categories (that comprise our GTN liabilities) are each discussed below:
Product Returns Allowances: Our customers are contractually permitted to return certain purchased products within the contractual allowable time before/after the applicable expiration date. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns using our expected return rates. Returned product is typically destroyed since substantially all are due to imminent expiry and cannot be resold.
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
Due to the inherent uncertainty of these estimates, the actual amounts incurred may be above or below the amount estimated, then requiring prospective adjustments to our stock-based compensation expense.
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

Item 8. Financial Statements And Supplementary Data
Spectrum Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Spectrum Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Gross-to Net-Adjustments to Rolvedon Revenue
As described in Note 2 to the financial statements, revenue from product sales is recorded net of adjustments for estimated product returns allowance, government chargebacks, Medicaid rebates, commercial rebates, distribution, data and Group Purchasing Organization (GPO) fees, and other deductions. In particular, management estimates (1) product returns allowance at each reporting period for products that customers are contractually permitted to return during a contractual allowable period, and (2) rebates based on management estimates of end-user purchase through GPO and corresponding expected contractual rebate percentage tier. Provisions for these adjustments are recorded in the period in which the related revenue is recorded and are presented either as a reduction of accounts receivable or as an accrued liability in the Company’s consolidated balance sheet. As of December 31, 2022, the Company has recorded a reduction of accounts receivable of $1.3 million and accrued liabilities of $3.1 million relating to gross-to-net adjustments to revenue.
We identified the estimates for gross-to-net (GTN) adjustments to revenue as a critical audit matter, specifically product returns allowance and rebates, due to the judgmental nature of the assumptions used by management in preparing the estimates. In particular management is required to estimate the product returns allowance for products that are contractually within the allowable return period, and the amount of rebate adjustments that would be applied to products that remain in the distribution channel at December 31, 2022, The Company has a limited history upon which to base such estimates, and changes in the estimated payor and channel mix can have a material effect on the amount of estimates recorded. Auditing management’s assumptions such as the product returns allowance rate and discount percentages used in the rebate amounts was complex and required a high degree of auditor judgment and subjectivity when performing audit procedures and evaluating the audit evidence obtained.
Our audit procedures related to the Company’s returns reserve allowance and rebate adjustment to revenue included the following, among others:
•We tested the completeness and accuracy of the report used in calculating rebates by tracing products sold to the underlying revenue details

•On a sample basis, we traced discount percentages used to calculate the GTN adjustments to related customer and GPO contracts
•We evaluated the reasonableness of the product return allowance by comparing the product returns allowance rate used by management to available industry data and trends
•We evaluated the reasonableness of product returns allowance by reviewing actual product returns subsequent to the balance sheet date to determine consistency with management expectation

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Los Angeles, California
March 31, 2023

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$40,368	$88,539
Marketable securities	34,728	12,108
Accounts receivable, net	12,996	—
Other receivables	617	1,028
Inventories	9,230	—
Prepaid expenses and other current assets	3,072	2,277
Total current assets	101,011	103,952
Property and equipment, net	476	455
Facility and equipment under lease	1,694	2,505
Other assets	157	4,636
Total assets	$103,338	$111,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$38,105	$41,258
Accrued payroll and benefits	4,580	11,971
Total current liabilities	42,685	53,229
Loan payable, long-term	28,666	—
Other long-term liabilities	4,099	10,766
Total liabilities	75,450	63,995
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 202,827,831 and 164,502,013 issued and outstanding at December 31, 2022 and 2021, respectively	203	165
Additional paid-in capital	1,149,926	1,094,353
Accumulated other comprehensive loss	(2,917)	(3,042)
Accumulated deficit	(1,119,324)	(1,043,923)
Total stockholders’ equity	27,888	47,553
Total liabilities and stockholders’ equity	$103,338	$111,548
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net sales	$10,114	$—
Expenses:
Cost of sales	1,792	—
Selling, general and administrative	38,816	60,406
Research and development	42,203	87,297
Total expenses	82,811	147,703
Loss from continuing operations before other income (expense) and income taxes	(72,697)	(147,703)
Other income (expense):
Interest income	968	215
Interest expense	(998)	(52)
Other expense, net	(5,331)	(10,892)
Total other expense	(5,361)	(10,729)
Loss from continuing operations before income taxes	(78,058)	(158,432)
Provision for income taxes from continuing operations	(46)	(4)
Loss from continuing operations	(78,104)	(158,436)
Income (loss) from discontinued operations, net of income taxes	2,703	(192)
Net loss	$(75,401)	$(158,628)

Basic and diluted income (loss) per share:
Loss per common share from continuing operations	$(0.43)	$(1.02)
Income per common share from discontinued operations	$0.01	$—
Net loss per common share, basic and diluted	$(0.41)	$(1.02)
Weighted average shares outstanding, basic and diluted	183,237,200	154,861,704
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(75,401)	$(158,628)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net of tax	(11)	(1,147)
Foreign currency translation adjustments	136	(66)
Other comprehensive income (loss)	125	(1,213)
Total comprehensive loss	$(75,276)	$(159,841)
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	146,083,110	$146	$1,021,221	$(1,829)	$(885,295)	$134,243
Net loss	—	—	—	—	(158,628)	(158,628)
Other comprehensive loss	—	—	—	(1,213)	—	(1,213)
Recognition of stock-based compensation expense	—	—	19,839	—	—	19,839
Issuance of common shares under an at-the-market sales agreement	15,851,391	16	52,605	—	—	52,621
Issuance of common stock for employee stock purchase plan	358,007	1	684	—	—	685
Issuance of common stock upon exercise of stock options	1,250	—	4	—	—	4
Restricted stock award grants, net of forfeitures	2,206,869	2	—	—	—	2
Issuance of common stock upon vesting of restricted stock units	1,386	—	—	—	—	—
Balance as of December 31, 2021	164,502,013	$165	$1,094,353	$(3,042)	$(1,043,923)	$47,553
Net loss	—	—	—	—	(75,401)	(75,401)
Other comprehensive income, net	—	—	—	125	—	125
Recognition of stock-based compensation expense	—	—	8,490	—	—	8,490
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	12,500,000	12	19,988	—	—	20,000
Issuance of common shares pursuant to at-the-market offering, net	24,513,945	25	26,536	—	—	26,561
Issuance of common stock for employee stock purchase plan	619,372	1	329	—	—	330
Restricted stock award grants, net of forfeitures	407,488	—	—	—	—	—
Issuance of common stock upon vesting of performance units	150,000	—	—	—	—	—
Issuance of warrants upon debt financing	—	—	230	—	—	230
Issuance of common stock upon vesting of restricted stock units	135,013	—	—	—	—	—
Balance as of December 31, 2022	202,827,831	$203	$1,149,926	$(2,917)	$(1,119,324)	$27,888

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Loss from continuing operations	$(78,104)	$(158,436)
Income (loss) from discontinued operations, net of income taxes	2,703	(192)
Net loss	(75,401)	(158,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	248	286
Amortization of debt discount	195	—
Stock-based compensation	8,490	19,841
Loss on disposal of manufacturing equipment	—	3,057
Non-cash lease expense	705	1,624
Amortization of premium (discount) on debt securities	(467)	393
Realized loss (gain) on mutual funds	17	(630)
Realized loss (gain) on sale of equity holdings	1,346	(5,722)
Unrealized loss on equity holdings	2,919	17,266
Unrealized loss from transactions denominated in foreign currency	76	460
Other non-cash items	105	(80)
Loss on disposal of assets	2	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,996)	66
Other receivables	399	1,444
Inventories	(9,230)	—
Prepaid expenses and other current assets	(795)	1,884
Other assets	4,479	(310)
Accounts payable and other accrued liabilities	(3,709)	(3,513)
Accrued payroll and benefits	(7,391)	2,596
Other long-term liabilities	(5,981)	480
Net cash used in operating activities	(96,989)	(119,486)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	5,967	119,814
Proceeds from sale of equity holdings	2,166	5,974
Purchases of investments	(34,578)	(16,856)
Purchases of property and equipment, net	(273)	(221)
Net cash (used in) provided by investing activities	(26,718)	108,711
Cash Flows From Financing Activities:
Proceeds from the issuance of debt, net of debt acquisition costs	28,700	—
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	20,000	—
Proceeds from sale of common stock under an at-the-market sales agreement, net	26,561	52,621
Proceeds from employees for exercises of stock options	—	4
Proceeds from sale of stock under employee stock purchase plan	330	685
Net cash provided by financing activities	75,591	53,310
Effect of exchange rates on cash and cash equivalents	(55)	(5)
Net (decrease) increase in cash and cash equivalents	(48,171)	42,530
Cash and cash equivalents — beginning of year	88,539	46,009
Cash and cash equivalents — end of year	$40,368	$88,539
Supplemental Disclosure of Cash Flow Information:
Cash paid for facility and equipment under operating leases	$1,693	$2,116
Cash paid for income taxes	$39	$12
Cash paid for interest	$792	$—
Supplemental disclosure of cash flow information-Non-cash:
Issuance of warrants in connection with debt financing	$230	$—

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a commercial-stage biopharmaceutical company, with a strategy of acquiring, developing, and commercializing novel and targeted oncology therapies. We have an in-house clinical development organization with regulatory and data management capabilities, in addition to commercial infrastructure and a field based sales force for our marketed product, ROLVEDON™ (formerly known as eflapegrastim).
We have one commercial asset and one drug candidate in late-stage development:
•ROLVEDON™ is a novel long-acting granulocyte colony-stimulating factor (“G-CSF”) for the treatment of chemotherapy-induced neutropenia. On April 11, 2022, we announced that we had received notice that the Biologics License Application (“BLA”) for ROLVEDON had been accepted for filing and received a Prescription Drug User Fee Act (“PDUFA”) date of September 9, 2022. On September 9, 2022, we received the U.S. Food and Drug Administration’s (“FDA”) marketing approval for ROLVEDON and began commercialization activities in the fourth quarter of 2022; and
•Poziotinib is a novel irreversible TKI under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, we announced we submitted our New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product candidate received fast track designation from the FDA and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, we announced that we received notice from the FDA that the NDA was accepted for filing and received a PDUFA action date of November 24, 2022. On September 22, 2022, we met with the FDA’s Oncologic Drugs Advisory Committee (“ODAC”). The ODAC voted 9 (no) - 4 (yes) that the current benefits of poziotinib did not outweigh its risks for the treatment of patients with NSCLC with HER2 exon 20 insertion mutations. On November 25, 2022, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding our NDA. The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission, including generating additional data from a randomized controlled study prior to approval. We are continuing to evaluate these recommendations but we have de-prioritized further poziotinib development activities.
Our business strategy is the development of late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. Substantially all of the accumulated other comprehensive loss is comprised of foreign currency translation adjustments at December 31, 2022. The consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operational existence for the foreseeable future.

Foreign Currency Translation
Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for any non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities that use their local currency as the functional currency into U.S. dollars are reflected as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net, in the consolidated statements of operations.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Discontinued Operations - Sale of our Commercial Product Portfolio
In March 2019, we completed the sale of our Commercial Product Portfolio (as defined below in Note 10) to Acrotech Biopharma LLC (“Acrotech”) (the “Commercial Product Portfolio Transaction”). In accordance with applicable GAAP (Accounting Standards Codification, “ASC”, 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operations, connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Consolidated Statements of Operations.
Liquidity and Capital Resources
We expect to incur future net losses as we continue to fund the advancement and commercialization of our product and product candidates. Based upon our current projections, including our intention to continue to place a disciplined focus on streamlining our business operations, we believe that our $75.1 million in aggregate cash, cash equivalents, and marketable securities as of December 31, 2022 will be sufficient to fund our current and planned operations for at least the next twelve months from the date this Annual Report is filed with the SEC. However, should our net sales prove to be less than we currently anticipate, or our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that increases or accelerates our anticipated costs and expenses, we may require additional liquidity earlier than expected. Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the public or private sale of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or through a combination of the foregoing. We cannot provide any assurance that we will be able to obtain additional liquidity on terms favorable to us or our current stockholders, or at all. Our liquidity and our ability to fund our capital requirements going forward are dependent, in part, on market and economic factors that are beyond our control. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. As of December 31, 2022, we have approximately $128.8 million remaining to be sold pursuant to the April 2019 ATM Agreement, subject to the availability of authorized shares.
On September 21, 2022, we entered into a Loan and Security Agreement (“Loan Agreement”), by and among the Company and its subsidiaries, Allos Therapeutics, Inc., Talon Therapeutics, Inc., and Spectrum Pharmaceuticals International Holdings, LLC, as borrowers (together with the Company, the “Borrowers”), SLR Investment Corp. (“SLR”), as administrative agent (the “Agent”), and the lenders party thereto (the “Lenders”) that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $65.0 million available to us in four tranches (collectively, the “Term Loans”). As of December 31, 2022, we had drawn a total of $30.0 million of the Term Loans pursuant to the Loan Agreement, with a remaining undrawn principal balance of $25.0 million, which is available through November 15, 2023 and is subject to the achievement of certain milestone events. As we did not satisfy the Term B Loan Funding Condition we will be unable to draw the Term B Loan of $10.0 million (as those terms are defined in the Loan Agreement). Refer to Note 5 for additional information.
(c) Operating Segment
We operate one reportable operating segment that is focused exclusively on developing and marketing oncology and hematology drug products. For the years ended December 31, 2022 and 2021, all of our operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Consolidated Statements of Operations).
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, our management evaluates (as applicable) its most critical estimates and assumptions, including those described below:
(i) Revenue Recognition
We recognize ROLVEDON revenue in accordance with ASC 606 – Revenue from contracts with customers. Our revenue recognition analysis consists of the following steps: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

ROLVEDON became available for commercial sale and shipment to patients with a prescription in the U.S. in the fourth quarter of 2022. We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers) who in turn sell our products directly to clinics, hospitals, and federal healthcare programs. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.

The transaction price that we recognize for ROLVEDON revenue is our gross product sales reduced by our corresponding gross-to-net (“GTN”) estimates using the expected value method, resulting in our reported “net sales” in the accompanying Consolidated Statements of Operations. Net sales reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be above or below the amount estimated, then requiring prospective adjustments to our reported net sales.
These GTN estimate categories (that comprise our GTN liabilities) are each discussed below:
Product Returns Allowances: Our customers are contractually permitted to return certain purchased products within the contractual allowable time before/after the applicable expiration date. Returns outside of this aforementioned criteria are not customarily allowed. We estimate expected product returns using our expected return rates. Returned product is typically destroyed since substantially all are due to imminent expiry and cannot be resold.
Government Chargebacks: Our product is subject to pricing limits under certain federal government programs (e.g., Medicare, Medicaid, and 340B Drug Pricing Program). Qualifying entities (i.e., end-users) purchase products from our customers at their qualifying discounted price. The chargeback amount we incur represents the difference between our contractual sales price to our customer, and the end-user’s applicable discounted purchase price under the government program. There may be significant lag time between our reported net product sales and our receipt of the corresponding government chargeback claims from our customers.
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
Medicaid Rebates: Our product is subject to state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with our product is covered under Medicaid, resulting in a discounted price for our product under the applicable Medicaid program. Our Medicaid rebate accrual calculations require us to project the magnitude of our sales, by state, that will be subject to these rebates. There is a significant time lag in our receiving rebate notices from each state (generally several months or longer after our sale is recognized). Our estimates are based on our historical claim levels of similar products by state, as supplemented by management’s judgment.
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
(iv) Accounts Receivable, net
In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. As of December 31, 2022, these allowances amounted to $1.3 million. Our contracts with customers have standard payment terms. As of December 31, 2022, the majority of our sales were to the top three wholesalers. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of December 31, 2022, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.
(v) Inventory
We value our inventory at the lower of cost or net realizable value. Inventory cost is determined on a first-in, first-out basis. We regularly review our inventory quantities and when appropriate record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast and corresponding expiry dates. We have not recognized a provision for obsolete and excess inventory as of December 31, 2022.
We received FDA approval for ROLVEDON on September 9, 2022, and on that date began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all saleable product purchased from such suppliers were included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until we had received FDA approval. Prior to FDA approval, costs estimated at approximately $5.7 million for commercially saleable product and materials were incurred and included in research and development expenses. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the year ended December 31, 2022 would have been $3.0 million. As a result, cost of sales related to ROLVEDON will initially reflect a lower average per unit cost of materials over the next approximately nine months as previously expensed inventory is utilized for commercial production and sold to customers.
(vi) Property and Equipment, Net
Our property and equipment, net, is stated at historical cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of long-lived assets (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the undiscounted cash flows expected to be generated by the asset group. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows or other methods such as orderly liquidation value based on assumptions of asset class and observed market data.
(vii) Cost of Sales
Cost of sales includes the cost of the inventory sold, which includes direct manufacturing, production and packaging materials, shipping expenses, and royalty fees owed to our licensing partner for ROLVEDON sales. Prior to FDA approval in September 2022, we expensed approximately $5.7 million in costs associated with the manufacturing of ROLVEDON as a component of research and development expense. Therefore these costs are not included in cost of sales.
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
Due to the inherent uncertainty of these estimates, the actual amounts incurred may be above or below the amount estimated, then requiring prospective adjustments to our stock-based compensation expense.
(ix) Basic and Diluted Net Loss per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share is the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only stock options, warrants, and other common stock equivalents outstanding during the period to the extent that they are dilutive.
There were 22.3 million shares and 13.5 million shares of outstanding securities (including stock options, restricted stock units, unvested restricted stock awards, stock appreciation rights, warrants and performance awards) as of December 31, 2022 and 2021, respectively, that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
(x) Income Taxes
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
Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of nondeductible expenses and the impact of a valuation allowance on our deferred tax assets, which we record because we believe that, based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If/when we were to determine that our deferred tax assets are realizable, an adjustment to the corresponding valuation allowance would increase our net income or reduce our net loss in the period that such determination was made.
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “provision for income taxes from continuing operations” within the accompanying Consolidated Statements of Operations for the period in which we received the notice.
(xi) Research and Development Expenses
Our research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, benefits, and other staff-related costs including associated stock-based compensation, laboratory supplies, clinical trial and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of activities and the invoices received from our external service providers. We adjust our accruals as actual costs become known. Where contingent milestone payments are due to third parties under research and development or license agreements, the milestone payment obligations are expensed in the earliest period that we determine the respective milestone achievement is probable or has occurred.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(xii) Debt Issuance Costs
Debt issuance costs incurred in connection with the Term Loan is classified on the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense in the consolidated statement of operations using the effective interest rate method over the term of the debt agreement. Refer to Note 5 for additional information on the Term Loan.
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
(xiv) Recently Issued Accounting Standards
In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard becomes effective for us on January 1, 2024, and is not expected to have a material impact on our consolidated financial statements and related disclosures.
There are several other new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), which we do not believe had or will have a material impact on our consolidated financial statements.
NOTE 3. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	December 31, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,298	$—	$—	$36,298
Equity securities	136	—	—	136
Government-related debt securities	30,348	—	—	30,348
Mutual funds	4,244	8	—	4,252
	$71,026	$8	$—	$71,034
Liabilities:
Deferred executive compensation liability(1)	$—	$4,531	$—	$4,531
	$—	$4,531	$—	$4,531
 (1)Included $1.5 million within accounts payable and other accrued liabilities and $3.0 million within other long-term liabilities on our Consolidated Balance Sheets.

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
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable and other accrued liabilities approximate their fair values due to their short-term nature of settlement. In addition, at December 31, 2022, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions.
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

The carrying amount of our equity securities and money market funds approximate their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. There were no material unrealized losses on our investment securities at December 31, 2022 or 2021.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Fair Value	Cash and Cash Equivalents	Marketable Securities

December 31, 2022
Money market funds	$36,298	$36,298	$36,298	$—
Equity securities(1)	—	136	—	136
Government-related debt securities	30,359	30,348	—	30,348
Mutual funds	3,395	4,244	—	4,244
Bank deposits	4,070	4,070	4,070	—
Total cash and cash equivalents and marketable securities	$74,122	$75,096	$40,368	$34,728
December 31, 2021
Money market funds	$66,322	$66,322	$66,322	$—
Equity securities	3,512	5,718	—	5,718
Mutual funds	5,218	6,390	—	6,390
Bank deposits	22,217	22,217	22,217	—
Total cash and cash equivalents and marketable securities	$97,269	$100,647	$88,539	$12,108
 (1)Our aggregate equity holdings consist of 0.3 million common shares of Unicycive Therapeutics, Inc., a NASDAQ-listed biopharmaceutical company, with a fair market value of $0.1 million as of December 31, 2022. We completed the sale of 0.6 million shares of common stock and recognized a $0.5 million gain within “other expense, net” within the accompanying Consolidated Statements of Operations for the year ended December 31, 2022. Additionally, we completed the sale of our remaining 0.9 million shares of CASI Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company, and recognized a $1.9 million loss within “other expense, net” within the accompanying Consolidated Statements of Operations for the year ended December 31, 2022. We no longer hold any shares of CASI Pharmaceuticals, Inc.
(b) Inventories
Upon approval of ROLVEDON on September 9, 2022, we began capitalizing our purchases of saleable inventory of ROLVEDON from suppliers. Inventories consist of the following:

	December 31,
	2022	2021
Raw materials	$4,500	$—
Work-in-process	4,007	—
Finished goods	723	—
Inventories	$9,230	$—
(c) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following, with “Product revenue allowances – ROLVEDON” being as of and for the year ended December 31, 2022:

	December 31,
	2022	2021
Trade accounts payable and other	$30,547	$33,408
Lease liability - current portion	761	1,282
Product revenue allowances - ROLVEDON	3,082	—
Commercial Product Portfolio accruals (Note 10)	3,715	6,568
Accounts payable and other accrued liabilities	$38,105	$41,258

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Consolidated Balance Sheets for our categories of gross-to-net (“GTN”) estimates related to discontinued operations (Commercial Product Portfolio) accruals were as follows:

	Commercial/Medicaid Rebates and Government Chargebacks	Distribution, Data, Inventory, and GPO Administrative Fees	Product Return Allowances	Total
Balance as of December 31, 2020	$2,601	$942	$4,299	$7,842
(Less): Payments and credits against GTN accruals	(1,159)	—	(115)	(1,274)
Balance as of December 31, 2021	1,442	942	4,184	6,568
(Less): Payment and credits against GTN accruals	(5)	93	(203)	(115)
(Less): Release of GTN accruals	(117)	(871)	(1,750)	(2,738)
Balance as of December 31, 2022	$1,320	$164	$2,231	$3,715
NOTE 5. LOAN PAYABLE
On September 21, 2022, we entered into the Loan Agreement that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $65.0 million, available to us in four tranches. Upon entering into the Loan Agreement in September 2022, we borrowed $30.0 million in term loans (the “Term A Loan”). As we did not satisfy the Term B Loan Funding Condition, we will be unable to draw the Term B Loan of $10.0 million (as those terms are defined in the Loan Agreement). As of December 31, 2022, we may borrow up to an additional $25.0 million in term loans subject to us achieving the following milestones:
a.Through May 15, 2023, $15.0 million (the “Term C Loan”) if we provide satisfactory evidence that we have achieved a minimum of $15.7 million in Net Product Revenue (as defined in the Loan Agreement) calculated on a trailing six (6) month basis for any measuring period ending on or prior to March 31, 2023; and
b.Through November 15, 2023, $10.0 million (the “Term D Loan”) if we provide satisfactory evidence that we have achieved a minimum of $40.0 million in Net Product Revenue calculated on a trailing six (6) month basis for any measuring period ending on or prior to September 30, 2023.
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
The Term Loans are guaranteed by certain of our subsidiaries (the “Guarantors”). Our obligations under the Loan Agreement are secured by a pledge of substantially all of our assets and are secured by a pledge of substantially all of the assets of the Guarantors.
The Term Loans bear interest at a floating rate per annum equal to the 1-Month CME Term SOFR (subject to a 2.3% floor) plus 5.7%. Interest-only payments are due beginning on November 1, 2022 through September 30, 2025, and the interest-only period may be extended to September 30, 2026 (“Principal Extension”) provided the Company and its subsidiaries have achieved a minimum of $40.0 million in net product revenue on a trailing six-month basis for any measuring period ending on or prior to September 30, 2023. We are also required to make monthly principal payments beginning on October 1, 2025 in an amount equal to 1/24th of the aggregate amount of the Term Loans outstanding if the Principal Extension is not executed, or, beginning on October 1, 2026, 1/12th of the aggregate amount of the Term Loans outstanding if the Principal Extension is executed. On the maturity date of September 1, 2027, we are required to pay in full all outstanding Term Loans and other amounts owed under the Loan Agreement.

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
We will pay facility fees and success fees upon borrowing the future tranches as follows:
a.Facility fee of $0.2 million and success fee of 0.75% of the principal of the Term C Loans, and
b.Facility fee of $0.1 million and success fee of 0.75% of the principal of the Term D Loans.
In addition, we are required to pay an exit fee in an amount equal to 4.75% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment. In connection with the Loan Agreement, we granted warrants (“Warrants”) to the Lenders to purchase up to 454,545 shares of our common stock at an exercise price of $0.66 per share, which had a fair market value at time of issuance of $0.2 million. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. Upon borrowing the future tranches, we will issue warrants to the Lenders to purchase an aggregate number of shares of common stock equal to 1.0% of the Term Loan amount funded divided by the applicable Exercise Price (as defined below). The Exercise Price is defined as the lesser of (a) the 10-day trailing average of the Company’s closing common stock price ending on the trading day immediately prior to the funding date of the applicable Term Loan and (b) the Company’s closing common stock price on the trading day immediately prior to the funding date of the applicable Term Loan. The Warrants are immediately exercisable, and the exercise period will expire 10 years from the date of issuance. During our evaluation of equity classification for the Warrants, we considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The Warrants do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The Warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to our common stock and would be classified in permanent equity if freestanding.
The Loan Agreement contains customary events of default that entitle SLR to accelerate the repayment of the Term Loans, and to exercise remedies against the Borrowers and the collateral securing the Term Loans. Upon the occurrence and for the duration of an event of default, an additional default interest rate of 4.0% will apply to all obligations owed under the Loan Agreement.
In September 2022, we borrowed $30.0 million upon the signing of the Loan Agreement and incurred debt issuance costs of $3.0 million, including the exit fee of $1.4 million, that are classified as contra-liabilities on our consolidated balance sheets and are being recognized as interest expense over the term of the loan using the effective interest method. During the year ended December 31, 2022, we recognized interest expense related to the Term Loans of approximately $0.9 million, approximately $0.2 million of which was noncash expense.
The following table summarizes the composition of Term Loans payable as reflected on the consolidated balance sheet as of December 31, 2022 (in thousands):

December 31, 2022
Gross proceeds	$30,000
Accrued exit fee	1,425
Unamortized debt discount	(2,759)
Carrying value	$28,666
The aggregate maturities of Loan Payable as of December 31, 2022 are as follows (in thousands):

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

December 31, 2022
2023	$—
2024	—
2025	3,750
2026	15,000
2027 and thereafter	11,250
$30,000
NOTE 6. STOCK-BASED COMPENSATION
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
In the event of a change in control, all award types with the exception of performance unit awards granted prior to January 2023, will vest in full effective immediately prior to the consummation of the change in control. All awards issued after January 2023, unless otherwise expressly defined in executive employment agreements, shall vest at the sole discretion of the compensation committee upon a change in control. For performance unit awards, if a change in control occurs prior to the end date and the participant remains employed prior to the change in control, the shares vest based on the achievement of the performance goals as of the date of which the change in control occurs.
The stated maximum availability of common stock under the 2018 Plan is approximately 39 million shares, except for additional availability provided on a one-for-one basis for awards formerly issued under the 2009 Plan that are terminated, forfeited, cancelled or expire unexercised. Awards issued under the 2018 Plan reduce share availability on a one-to-one basis for stock options and on a 1.5-to-one basis for restricted stock awards and restricted stock units. Accordingly, as of December 31, 2022, 14.8 million awards were available for grant under the 2018 Plan, assuming all were issued in the form of stock options, but would be reduced to 9.9 million awards available for grant if all were issued in the form of restricted stock.
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
Stock-based awards are governed by agreements between us and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2018 Plan at an exercise price of not less than 100% of the fair market value of our common stock on the respective date of grant and for certain recipients may not be less than 110% of such fair market value. The grant date is generally the date the terms of the award are approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”), or, in the case of certain awards, issued by the Chief Executive Officer to employees, pursuant to the authority granted to the CEO by the Compensation Committee.
2022 Employment Inducement Incentive Award Plan
On October 19, 2022, the Board of Directors authorized the Company’s 2022 Employment Inducement Incentive Award Plan (the “Inducement Plan”), which authorizes the Company to issue up to 5,000,000 shares of common stock of the Company pursuant to Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Dividend Equivalent, and Other Stock Based Awards under the Inducement Plan (each term as defined in the Inducement Plan). The Inducement Plan is used exclusively for the grant of equity awards to individuals who were not previously employees of Spectrum, or following a bona

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
fide period of non-employment, as an inducement material to such individuals’ entering into employment with Spectrum, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has registered the Inducement Shares with the SEC pursuant to the Securities Act of 1933. As of December 31, 2022, 4.1 million shares remain available for issuance under the Inducement Plan.
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
As of December 31, 2022, a total of 7.5 million shares of common stock are authorized and remain available for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.
Stock-Based Compensation Expense Summary
We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Consolidated Statements of Operations within “total operating costs and expenses” for the years ended December 31, 2022 and 2021, as follows:

	Year Ended December 31,
	2022	2021
Selling, general and administrative	$6,058	$14,644
Research and development	2,432	5,197
Total stock-based compensation	$8,490	$19,841
Employee stock-based compensation expense for the years ended December 31, 2022 and 2021 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and are prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 10% and 11% for the years ended December 31, 2022 and 2021, respectively.
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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2022	2021
Expected option life (in years)(a)	4.42	5.57
Risk-free interest rate(b)	1.70% - 4.42%	0.56% - 1.32%
Volatility(c)	83.6% - 90.5%	80.0% - 82.7%
Dividend yield(d)	0%	0%
Weighted-average grant-date fair value per stock option	$0.40	$1.78
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
(d)We do not expect to declare any cash dividends in the foreseeable future.

Stock Option Activity
Stock option activity during the years ended December 31, 2022 and 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2020	7,656,623	$7.80
Granted	2,397,684	2.66
Exercised	(1,250)	3.04		$1.5	(1)
Forfeited	(34,565)	10.05
Expired	(513,031)	9.29
Outstanding — December 31, 2021	9,505,461	$6.42
Granted	6,885,316	0.68
Exercised	—	—		$—	(1)
Forfeited	(1,230,311)	1.22
Expired	(1,683,843)	7.65
Outstanding — December 31, 2022	13,476,623	$3.81	6.80	$—	(2)
Expected to Vest at December 31, 2022	6,090,775	$1.10	9.03	$—	(2)
Vested and Exercisable at December 31, 2022	6,594,608	$6.64	4.45	$—	(2)
(1) Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2) Represents the total difference between our closing stock price on the last trading day of 2022 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2022. The amount of intrinsic value will change based on the fair market value of our stock.
The following table summarizes information with respect to stock option grants as of December 31, 2022:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.63 - 4.96	9,809,291	7.99	$1.41	2,955,694	$2.23
$4.97 - 6.91	1,317,760	3.23	5.97	1,317,760	5.97
$6.92 - 9.00	855,991	2.19	7.74	855,991	7.74
$9.01 - 12.00	650,723	5.14	11.17	622,305	11.19
$12.01 - 22.64	842,858	4.44	18.66	842,858	18.66
	13,476,623	6.80	$3.81	6,594,608	$6.64
For the years ended December 31, 2022 and 2021, we recorded stock-based compensation expense of $2.6 million and $4.5 million, respectively, related to issued stock options. As of December 31, 2022, there was unrecognized compensation expense of $3.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 1.9 years.
Restricted Stock Award Activity

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested — December 31, 2020	4,496,045	$4.29
Granted	2,820,259	3.33
Vested	(2,272,064)	5.06
Forfeited	(608,233)	3.85
Unvested — December 31, 2021	4,436,007	3.33
Granted	2,160,240	1.20
Vested	(2,025,140)	3.40
Forfeited	(1,756,002)	2.23
Unvested — December 31, 2022	2,815,105	$2.11

For the years ended December 31, 2022 and 2021, we recorded stock-based compensation expense on our issued restricted share awards of $4.6 million and $9.6 million, respectively. As of December 31, 2022, there was approximately $3.4 million of unrecorded expense that will be recognized over an estimated weighted average period of 1.6 years. These unvested shares are included in our reported issued and outstanding common stock as of December 31, 2022.
Restricted Stock Unit Activity
    A summary of restricted stock unit activity is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding — December 31, 2020	263,524	$26.39
Granted	2,125	3.61
Market-based achievement adjustment at vesting	75,000	—
Share issuance	(151,386)	28.09
Forfeited	(4,751)	4.03
Outstanding — December 31, 2021	184,512	23.53
Granted	2,665,602	0.59
Share issuance	(135,013)	0.37
Forfeited	(274,539)	0.63
Outstanding — December 31, 2022	2,440,562	$0.63
For the years ended December 31, 2022 and 2021, we recorded stock-based compensation expense on our issued restricted stock units of $0.3 million and $1.1 million, respectively. As of December 31, 2022, there was $1.2 million of unrecorded expense that will be recognized over an estimated weighted average period of 2.4 years.
Stock Appreciation Rights
During the year ended December 31, 2022, no stock appreciation rights (“SARs”) were granted to our Named Executive Officers. During the year ended December 31, 2021, we granted 2.1 million SARs to our Named Executive Officers. On the date of grant, the fair value of these SARs were estimated using the Black-Scholes option-pricing model and 25% immediately vested. There were 0.7 million forfeitures or cancellations during the year ended December 31, 2022. We recognized stock-based compensation expense of $0.6 million and $4.2 million, respectively, within our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. As of December 31, 2022, there was approximately $0.3 million of unrecorded expense that will be recognized over an estimated weighted average period of 1.1 years.
NOTE 7. STOCKHOLDERS’ EQUITY

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
On July 13, 2021, we filed a shelf registration statement with the SEC on Form S-3, which was declared effective by the SEC on July 21, 2021 (the “Registration Statement”). The Registration Statement registered an aggregate offering price of up to $300 million of securities that may be issued and sold by us from time to time, including up to an aggregate offering price of $150 million of common stock (which amount is included in the $300 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the April 2019 ATM Agreement. The Registration Statement is effective until July 2024. As of December 31, 2022, there was approximately $128.8 million remaining to be sold pursuant to the April 2019 ATM Agreement, subject to the availability of authorized shares.
We sold and issued common shares under the April 2019 ATM Agreement as follows:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2021	15,851,391	$52,621
Common shares issued pursuant to the April 2019 ATM Agreement during the year ended December 31, 2022	24,513,945	$26,561
These proceeds and any future proceeds raised will support the advancement of our in-development drug candidates, activities in connection with the launch of these drugs (including the hiring of personnel, building inventory supply and equipment purchases), completing acquisitions of assets, businesses, or securities, and for all other working capital purposes.
Investment from Hanmi
During January 2022, we entered into a Securities Purchase Agreement with Hanmi, pursuant to which Hanmi purchased 12,500,000 shares of our common shares at a purchase price of $1.60 per share, for an aggregate purchase price equal to $20 million, making them a related party.
NOTE 8. FINANCIAL COMMITMENTS & CONTINGENCIES AND KEY LICENSE AGREEMENTS
(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from two to four years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.
We lease our principal executive office in Boston, Massachusetts under a non-cancelable operating lease expiring December 31, 2024. We also lease our administrative office in Irvine, California under a non-cancelable operating lease expiring July 31, 2025. We also leased an office facility in Henderson, Nevada under a non-cancelable operating lease which expired on October 31, 2022.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of December 31, 2022 and 2021, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases (“Topic 842”).
The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the year ended December 31, 2022 and 2021, we recognized $0.4 million and $1.8 million, respectively, of additional right-of-use assets in exchange for lease liabilities.
We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes the lease asset and liability accounts presented on our accompanying Consolidated Balance Sheets:

Operating Leases	Consolidated Balance Sheet Caption	December 31, 2022	December 31, 2021
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$1,694	$2,505

Operating lease liabilities - current	Accounts payable and other accrued liabilities	$761	$1,282
Operating lease liabilities - non-current	Other long-term liabilities	1,056	1,452
Total operating lease liabilities		$1,817	$2,734

As of December 31, 2022 and 2021, our “facility and equipment under lease” consisted of office and research facilities of $1.4 million and $2.1 million, respectively, and office equipment of $0.3 million and $0.4 million, respectively.
Components of Lease Expense
    We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$1,298	$1,711
Variable lease cost	242	378
Short-term lease cost	47	63
Total lease cost	$1,587	$2,152
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of December 31, 2022	2.5 years	3.0%
Operating leases as of December 31, 2021	2.7 years	3.8%

Future Contractual Lease Payments

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Operating Leases - future payments	December 31, 2022
2023	$804
2024	821
2025	188
2026	73
2027	—
Total future lease payments, undiscounted	$1,886
(Less): Implied interest	(69)
Present value of operating lease payments	$1,817
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
The most significant remaining agreements associated with our operations, along with the key financial terms and our corresponding accounting and reporting conventions for each, are as follows:
(i) ROLVEDON: Co-Development and Commercialization Agreement with Hanmi
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi, which became a related party in January 2022 (see note 7), for ROLVEDON, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLVEDON development plan and hold its worldwide rights (except for Korea, China, and Japan).
Effective January 1, 2022, we executed an amendment to this license agreement, whereby we are contractually obligated to pay Hanmi a flat mid-single digit royalty on our aggregate annual net sales of ROLVEDON. Additionally, Hanmi has agreed to release the Company from a prior purchase obligation for ROLVEDON drug substance which resulted in a reduction in accrued liabilities of $11.2 million with a corresponding reduction in research and development expense. In addition, beginning in year three after the commercial launch, we are responsible for a supplemental mid-single digit royalty on aggregate annual net sales. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $10 million, based on the supplemental royalty. During the year ended December 31, 2022, we incurred $0.4 million in expenses with Hanmi, which are included as components of cost of sales and selling, general and administrative expenses in the consolidated statements of operations. We also purchased $9.0 million in inventory from Hanmi during the year ended December 31, 2022. As of December 31, 2022, we owed Hanmi $9.8 million, which is included as a component of accounts payable and other accrued liabilities on our consolidated balance sheet.
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
Effective January 1, 2022, we executed an amendment to this in-license agreement, whereby the payments to Hanmi upon our achievement of various regulatory milestones now aggregate to $18 million, which includes eliminating the first approval milestone payment in return for a supplemental mid-single digit royalty on aggregate annual net sales beginning in year three after the commercial launch. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $15 million, based on the supplemental royalty. There were no contractual obligations to Hanmi for the year ended December 31, 2022.
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
In November 2021, we provided notice to terminate the asset transfer, license, and sublicense agreement with ImmunGene, Inc. Pursuant to the agreement, we will transfer the rights, title or interest with respect to the transferred product back to ImmunGene. There were no contractual obligations to ImmunGene for the twelve months ended December 31, 2022.
As of December 31, 2022 we are no longer prosecuting or maintaining any ImmunGene intellectual property and we are not contractually obligated to pay nominal fixed annual license maintenance fees to any ImmunGene-related licensor.
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
(e) Employment Agreements
We entered into revised employment agreements with certain of our named executive officers (chief executive officer and chief legal officer) in April/June 2018, which supersede any prior change in control severance agreements with such individuals. We entered into an employment agreement with our chief financial officer in April 2022. These agreements provide for the payment of certain benefits to each executive upon their separation of employment under specified circumstances. These arrangements are designed to encourage each to act in the best interests of our stockholders at all times during the course of a change in control event or other significant transaction.
We previously entered into an employment agreement with our former Chief Executive Officer, Joseph Turgeon, under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 31, 2021, Mr. Turgeon’s employment with the Company was terminated without cause in accordance with his employment agreement. We accrued $3.1 million for all contractual amounts due and unpaid to Mr. Turgeon as of December 31, 2021, within "accrued payroll and benefits" on the accompanying Consolidated Balance Sheets. The amount was paid in its entirety in 2022.
(f) Deferred Compensation Plan
The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is administered by the Compensation Committee of our Board of Directors and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We matched a fixed percentage of these deferrals and may make additional discretionary contributions. At December 31, 2022 and 2021, the aggregate value of this DC Plan liability was $4.5 million and $11.2 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Consolidated Balance Sheets.
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

Stockholder Actions
Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that we and certain of our current and former executive officers and directors made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim (ROLVEDON) in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to ROLVEDON manufacturing operations and controls and added allegations that defendants misled investors about the efficacy of, clinical trial data and market need for Poziotinib between a Class Period of March 7, 2018 and August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as determined by the Court. On November 30, 2022, we filed a motion to dismiss the amended complaint, which motion is pending. There is no hearing date presently scheduled. Three additional related putative securities class action lawsuits were subsequently filed by shareholders against us in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three New York lawsuits allege that we and certain of our executive officers and directors made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for Poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as determined by the Court. The Osorio-Franco and Cummings lawsuits allege Class Periods between December 6, 2021 and September 22, 2022. The Carneiro lawsuit alleges a Class Period between July 27, 2020 and September 22, 2022, which overlaps with the Luo action Class Period. On February 15, 2023, the Court consolidated the three New York lawsuits, with Osorio-Franco as the lead case. We believe that all of the putative securities class action lawsuit claims are without merit and intend to vigorously defend against these claims.
Csaba v. Turgeon, et. al, (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al, (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al, (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al, (filed April 28, 2022 in the U.S. District Court District of Delaware); and Albayrak v. Turgeon, et al, (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against us (as a nominal defendant), certain of our executive officers, and certain of our past and present members of the board of directors. The stockholder derivative complaints allege, inter alia, that certain of our executive officers are liable to Spectrum, pursuant to Section 10(b) and 21D of the Securities Exchange Act of 1934, as amended, for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The complaints generally but not uniformly further allege that certain of our executive officers and certain of our past and present directors breached their fiduciary duties, and certain of our present directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of our executive officers and past and present board members committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief.
The parties have agreed to stay all derivative actions until there is an adverse decision on a motion to dismiss in the Luo Nevada securities class action. We believe that the derivative actions are without merit and intend to vigorously defend against these claims.
NOTE 9. INCOME TAXES

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The components of loss before benefit for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2022	2021
United States	$(78,126)	$(158,552)
Foreign	68	120
Total	$(78,058)	$(158,432)

The provision for income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Foreign	46	4
	$46	$4
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total income tax expense	$46	$4
For the fiscal year ended December 31, 2022, we generated losses from continuing operations and recognized $46 thousand of tax expense from our foreign continuing operations.
The income tax expense differs from that computed using the applicable federal statutory rate, as applied to our income before taxes in each year as follows:

	Year Ended December 31,
	2022	2021
Tax provision computed at the federal statutory rate	$(16,392)	$(33,210)
State tax, net of federal benefit	(2,913)	(11,050)
Research and development expense tax credits	(328)	(1,838)
Officers compensation	(738)	1,988
Stock based compensation	2,688	1,234
Permanent items and other	157	(173)
Change in tax rate	3,288	(6,671)
Change in prior year deferred taxes	568	(353)
Valuation allowance	13,716	50,077
Income tax expense	$46	$4
Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 are presented below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets did not

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
meet our “more-likely-than-not” assessment threshold, as required under GAAP.

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$198,162	$187,129
Research and development expense tax credits	27,669	27,341
Stock based compensation	4,136	5,470
Lease obligation	456	783
ROLVEDON supplies	9,337	—
Returns and allowances	636	1,198
Amortization differences	857	1,749
Capitalized research and development expenses	12,218	—
Other, net	3,114	20,610
Total deferred tax assets before valuation allowance	256,585	244,280
Valuation allowance	(256,063)	(242,590)
Total deferred tax assets	522	1,690
Deferred tax liabilities, net:
Unrealized gains	(97)	(973)
Right-of-use asset	(425)	(717)
Net deferred tax liabilities	$—	$—
At December 31, 2022 and 2021, we recorded a valuation allowance of $256.1 million and $242.6 million, respectively. The valuation allowance increased by $13.5 million and $50.1 million during 2022 and 2021, respectively. The increases in the valuation allowance in 2022 and 2021 were mostly due to an increase in net operating loss carryforwards. The $13.5 million increase in valuation allowance in 2022 is comprised of a $13.7 million increase from losses in continuing operations net of a $0.2 million decrease from income in discontinued operations.
At December 31, 2022, we had federal and state net operating loss carryforwards of approximately $789.3 million and $603.4 million, respectively. We have approximately $0.5 million of foreign loss carryforwards that will begin to expire in 2039. The federal and state loss carry forwards began expiring in 2022 unless previously utilized. Federal loss carryforwards generated in 2018 and beyond of $510.7 million will be carried forward indefinitely. At December 31, 2022, we had federal and state tax credits of approximately $19.0 million and $11.0 million, respectively. The federal tax credit carryovers begin to expire in 2027 unless previously utilized. The state credit carryforwards have an indefinite carryover period.
Our utilization of certain net operating loss and research and development expense tax credit carryforwards, including those acquired in connection with the acquisition of Allos Therapeutics, Inc. in April 2012 and Talon Therapeutics, Inc. in July 2013, are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state provisions. Any net operating losses or credits that would expire unutilized as a result of Section 382 and 383 limitations have been removed from the table of deferred tax assets and the accompanying disclosures of net operating loss and research and development carryforwards.
The following tabular reconciliation summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$3,524	$3,336
Adjustments related to prior year tax positions	—	(318)
Increases related to current year tax positions	102	506
Balance at end of year	$3,626	$3,524
We continue to believe that our tax positions meet the “more-likely-than-not” standard and as part of that analysis, we considered the amounts and probabilities from ultimate settlement with the tax authorities.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Approximately $0.1 million and $0.1 million of the total unrecognized tax benefits as of December 31, 2022 and 2021, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.
We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2018. In addition, the utilization of net loss carryforwards is subject to federal and state adjustment for the periods in which those net losses were incurred. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations.
NOTE 10. DISCONTINUED OPERATIONS
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
Consolidated Statements of Operations
The following table presents the various elements of “income (loss) from discontinued operations, net of income taxes” as reported in the accompanying Consolidated Statements of Operations:

	Year ended December 31,
	2022	2021
Revenues:
Product sales, net(1)	$2,739	$—
Total revenues	$2,739	$—
Operating costs and expenses:
Cost of sales (excluding amortization of intangible assets)	5	133
Selling, general and administrative	—	—
Research and development	31	59
Total operating costs and expenses	$36	$192
Income (loss) from discontinued operations before income taxes	2,703	(192)
Provision for income taxes from discontinued operations	—	—
Income (loss) from discontinued operations, net of income taxes	$2,703	$(192)
 (1)Product sales, net for the year ended December 31, 2022 resulted from a reversal of GTN accruals that contractually expired and for which we are no longer liable.
NOTE 11. SUBSEQUENT EVENTS

During January 2023 and through the date of this filing, we sold and issued 2.0 million shares of our common stock for net proceeds of approximately $1.8 million under the April 2019 ATM Agreement.
The Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. The ERC was applied for based on delays in the FDA approval process for ROLVEDON. In January 2023, we received $1.2 million ERCs.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”). Based on our management’s assessment, we have concluded that as of December 31, 2022, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria.
(b) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from our definitive proxy statement related to our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), to be filed pursuant to Regulation 14A, on or before April 30, 2023, provided that if the 2023 Proxy Statement is not filed within 120 days of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.
We have adopted a written code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We will provide to any person, without charge, a copy of such Code of Ethics upon written request, which may be mailed to 2 Atlantic Avenue, 6th Floor, Boston, MA 02110, Attn: Corporate Secretary.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference from the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this item is incorporated herein by reference from the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is incorporated herein by reference from the 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference from the 2023 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to the Consolidated Financial Statements
(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

(b) Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report. For exhibits that previously have been filed, the Company incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the original exhibit number in the previous filing which is being incorporated by reference herein.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1
Agreement and Plan of Merger, dated April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement.
		8-K	001-35006	2.1, 2.2, and 2.3	4/5/12

2.2	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC.	8-K	001-35006	2.1	7/19/13

2.3	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc.	8-K	001-35006	2.2	7/19/13

2.4	Exchange Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto.	8-K	001-35006	2.4	7/19/13

2.5	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/19

2.6	Securities Purchase Agreement, dated January 3, 2022, between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceutical Co., Ltd.	8-K	001-35006	10.1	1/3/22

3.1	Restated Certificate of Incorporation, as filed on June 18, 2018.	8-K	001-35006	3.1	6/18/18

3.2	Third Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	3/29/18

4.1	Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and TopoTarget A/S.	10-K	001-35006	4.2	3/12/14

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	001-35006	4.5	3/17/22

10.1	Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-KSB	000-28782	10.11	3/31/97

10.2	First Amendment to Lease, dated March 25, 2004, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-Q	000-28782	10.1	5/17/04

10.3	Second Amendment to Lease, dated March 7, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.6	3/12/14

10.4	Third Amendment to Lease, dated February 12, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.7	3/12/14

10.5	Fourth Amendment to Lease, dated July 29, 2009, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	000-28782	10.29	4/5/10

10.6	Fifth Amendment to Lease, dated November 21, 2013, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/12/14

10.7	Sixth Amendment to Lease, dated January 31, 2014, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.10	3/12/14

10.8	Seventh Amendment to Lease, dated August 7, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.8	3/2/20

10.9	Eighth Amendment to Lease, dated October 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/2/20

10.10*	Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan.	S-8	333-176681	4.1	9/6/11

10.11*	Form of Indemnification Agreement of Spectrum Pharmaceuticals, Inc.	10-K	001-35006	10.11	3/2/20

10.12*	Amended and Restated Spectrum Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan.	10-K	001-35006	10.12	3/2/20

10.13*	Spectrum Pharmaceuticals, Inc. 2009 Incentive Award Plan.	S-8	333-160312	99.2	6/29/09

10.14*	Term Sheet for 2009 Incentive Award Plan Stock Option Award.	10-Q	000-28782	10.8	8/13/09

10.15*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).	10-Q	001-35006	10.2	11/9/12

10.16*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.	10-Q	000-28782	10.10	8/13/09

10.17*	Amendment No. 1 to 2009 Incentive Award Plan.	10-Q	001-35006	10.2	11/6/15

10.18*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan	10-Q	001-35006	10.2	5/4/17

10.19	Controlled Equity Offering Sales Agreement, dated as of April 5, 2019 among Registrant, Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc.	S-3ASR	333-230821	1.2	4/5/19

10.20*	Executive Employment Agreement, dated April 19, 2022, by and between Spectrum Pharmaceuticals, Inc. and Nora Brennan	10-Q	001-35006	10.1	8/12/22

10.21*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Thomas J. Riga.	10-Q	001-35006	10.7	8/9/18

10.22*	Executive Employment Agreement, dated as of June 18, 2018, by and between Spectrum Pharmaceuticals, Inc. and Keith McGahan.	10-Q	001-35006	10.9	8/9/18

10.23*	Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/18/18

10.24*	First Amendment to the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/19/20

10.25*	Form of NEO Stock Option Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan					X

10.26*	Form of NEO Restricted Stock Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.					X

10.27*	Form of Non-NEO Stock Option Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan					X

10.28*	Form of Non-NEO Restricted Stock Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan					X

10.29*	Form of Restricted Stock Unit Award for Canadian Resident Employees and Directors under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.4	6/18/18

10.30*	Form of Performance Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.5	6/18/18

10.31*	Form of Stock Appreciation Rights Agreement under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	3/13/20

10.32*	Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	10-Q	001-35006	10.1	11/10/22

10.33*	Form of Stock Option Award Agreement under the Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	10-Q	001-35006	10.2	11/10/22

10.34*	Form of Restricted Stock Unit Award Agreement under the Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	10-Q	001-35006	10.3	11/10/22

10.35	License, Development and Supply Agreement, dated as of October 8, 2014, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd					X

10.36	First Amendment to License, Development and Supply Agreement, dated as of February 28, 2018, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.					X

10.37	Second Amendment to License, Development and Supply Agreement, dated as of January 1, 2022, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.					X

10.38	Supply Agreement, dated as of February 28, 2018, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.					X

10.39	First Amendment to Supply Agreement, dated as of December 6, 2019, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.					X

10.40	Second Amendment to Supply Agreement, dated as of January 1, 2022, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.					X

10.41	Loan and Security Agreement, dated as of September 21, 2022, by and among Spectrum Pharmaceuticals, Inc., the other borrowers party thereto, the lenders party thereto and SLR Investment Corp. as collateral agent	8-K	001-35006	10.1	9/23/22

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
* Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

Date:	March 31, 2023	By:	/s/ THOMAS J. RIGA
Thomas J. Riga
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ THOMAS J. RIGA	President, Chief Executive Officer and Director	March 31, 2023
Thomas J. Riga

/s/ NORA E. BRENNAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Nora E. Brennan

/s/ WILLIAM L. ASHTON	Chairman of the Board	March 31, 2023
William L. Ashton

/s/ BRITTANY BRADRICK	Director	March 31, 2023
Brittany Bradrick

/s/ SETH H.Z. FISCHER	Director	March 31, 2023
Seth H.Z. Fischer

/s/ JEFFREY L. VACIRCA, M.D., F.A.C.P.	Director	March 31, 2023
Jeffrey L. Vacirca, M.D., F.A.C.P.

/s/ JUHYUN LIM	Director	March 31, 2023
Juhyun Lim