Form 10-K/A
period 2022-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2023-05-01
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE
C
OMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
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
As of April 28, 2023, approximately 205,284,506 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

Auditor Name: RSM US LLP	Auditor Location: Los Angeles, California	Auditor Firm ID: ( PCAOB ID 49 )

EXPLANATORY NOTE TO AMENDMENT NO. 1
Spectrum Pharmaceuticals, Inc., (“we”, “us”, or the “Company”), is filing this Amendment No. 1 on Form
10-K/A,
or Amendment No. 1, to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 31, 2023, or the Original Form
10-K,
for the sole purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in Part III to be incorporated in the Form
10-K
by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.
The Company is filing this Amendment No. 1 to inclu
de P
art III information in its Form
10-K
because it will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form
10-K.
This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as explicitly set forth herein, this Amendment No. 1 does not purport to modify or update the disclosures in, or exhibits to, the Original Form
10-K
or to update the Original Form
10-K
to reflect events occurring after the date of such filing.

SPECTRUM PHARMACEUTICALS, INC.

Table of Contents to Annual Report on Form 10-K/A

For the Fiscal Year Ended December 31, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors, including their ages as of April 28, 2023:

Name	Age	Position(s)
Executive Officers
Thomas J. Riga	47	President and Chief Executive Officer, Director
Nora E. Brennan	54	Executive Vice President, Chief Financial Officer
Keith M. McGahan	48	Executive Vice President, Corporate Secretary and Chief Legal Officer
Non-Employee Directors
William L. Ashton	72	Chairman of the Board of Directors
Brittany K. Bradrick	53	Director
Seth H.Z. Fischer	66	Director
Juhyun Lim	48	Director
Jeffrey L. Vacirca, M.D., FACP	54	Director

Executive Officers

Each of our executive officers serves at the discretion of the Board of Directors of the Company (the “Board”). The determination as to which of our employees qualify as executive officers was made by the Board in accordance with the rules of the SEC. Biographical information for our executive officers as of April 28, 2023, is set forth below. There are no family relationships between any executive officer and any other executive officer or director. There are no legal proceedings related to any of the executive officers which must be disclosed pursuant to Item 401(f) of Regulation S-K.

Thomas J. Riga. Mr. Riga is Spectrum’s President and Chief Executive Officer. He became President and Chief Executive Officer in December 2021. Mr. Riga served as our Chief Operating Officer from December 2017 to December 2021, as Executive Vice President from May 2017 to December 2021 and as our Chief Commercial Officer from August 2014 to December 2021. From June 2017 to December 2017, he served as our Head of Business Developments. From August 2014 to June 2017, he served as our Senior Vice President and from July 2013 to August 2014, he served as our Vice President, Corporate Accounts. During his tenure at Spectrum, Mr. Riga has led Spectrum’s focus from a specialty pharmaceutical company to a commercial biopharmaceutical-focused organization. The divestiture of seven marketed products infused non-dilutive capital back into the organization and enabled Spectrum to further advance its two cornerstone, value driving assets. Additionally, he has led multiple product launches in the oncology market, delivering innovative cancer care while establishing world class partnerships with key industry stakeholders. He has consistently inspired cross-functional teams to deliver superior performance and create value for Spectrum.

Mr. Riga’s qualifications to serve on the Board include his more than 20 years of experience in the pharmaceutical industry with proven success and accountability with operations, sales and marketing, strategic positioning, and multiple product launches. He has extensive management experience in various positions at Wyeth Ayerst Pharmaceuticals, Eli Lilly and Company, Amgen Inc. and Dendreon Pharmaceuticals LLC. Throughout his career he integrated leadership and strategy to create meaningful value. His experience spans executive sales leadership, Six Sigma (black belt), marketing, manufacturing, and corporate accounts making him well qualified to serve on our Board.

Nora E. Brennan. Nora Brennan has served as our Chief Financial Officer since May 2022. Prior to joining Spectrum, from June 2021 to May 2022, she was the Chief Financial Officer of Fore Biotherapeutics, a private precision oncology company pioneering the development of cancer therapies guided by functional genomics. Between January 2019 and June 2021, she was the Chief Financial Officer of TELA Bio, Inc., where she guided the company through a successful IPO and follow-on financing. From April 2018 until January 2019, Ms. Brennan performed consulting services. Ms. Brennan also served as the Chief Financial Officer for Xeris from July 2017 to April 2018. Previously, Ms. Brennan spent 11 years as the Senior Vice President of Treasury and Investor Relations at Integra LifeSciences Holdings Corporation, where she served in numerous capacities and led Integra through a myriad of financings. She was key to the capital markets strategy over a significant period of time and successfully integrated 18 acquisitions leading to significant revenue growth for the company. For the past 17 years she has served on management teams of publicly traded life science companies raising more than $2 billion in capital, building finance organizations and supporting operations from early development stage into commercialization.

Keith M. McGahan. Keith McGahan has served as our Chief Legal Officer since June 2018, as Corporate Secretary since February 2018 and as Executive Vice President since June 2019. From August 2016 to June 2018, he served as our Vice President, Chief Compliance Officer and Associate General Counsel. He brings to Spectrum more than 20 years of diverse experience in the healthcare, medical device and pharmaceutical industries. From 2015 through August 2016, Mr. McGahan served as Executive Director and Associate General Counsel at Avanir Pharmaceuticals, Inc. (“Avanir”). During his tenure at Avanir, Mr. McGahan served as legal advisor on all compliance and commercial related matters. From 2012 through 2015, Mr. McGahan served as Director, Healthcare Compliance at Johnson & Johnson, where he was responsible for executing the global compliance program. Prior to that, from 2003 through 2011, Mr. McGahan served as the Assistant Staff Judge Advocate to the Navy Surgeon General, Staff Judge Advocate to the Navy Medical Research Command as well as Staff Judge Advocate and Chief Compliance Officer at Naval Hospital Camp Pendleton.

Directors

Thomas J. Riga. Information regarding Mr. Riga is provided above.

William L. Ashton. Mr. Ashton has served as Chairman of the Board since June 2019 and has been a member of our Board since February 2018. Since 2013, he has been a principal at Harrison Consulting Group, Inc., a privately-held biopharmaceutical consulting firm. From August 2009 to June 2013, Mr. Ashton was the Senior Vice President of external affairs reporting to the President and an Assistant Professor at the University of the Sciences in Philadelphia, Pennsylvania. From August 2005 to August 2009, Mr. Ashton was the founding Dean of the Mayes College of Healthcare Business and Policy. From 1989 to 2005, Mr. Ashton held a number of positions at Amgen, including Vice President of U.S. Sales and Vice President of Commercial and Government Affairs.

Mr. Ashton’s extensive experience with pharmaceutical and biological product commercialization, including developing and leading a commercial sales force, as well as his governance experience as a board member of public and privately-held companies and his reimbursement expertise makes him well qualified to serve on our Board.

Brittany K. Bradrick. Since October 2021, Ms. Bradrick has served as Chief Financial Officer and since September 2022 she has served as Chief Operating Officer and Chief Financial Officer at Neurelis, Inc., a privately held neuroscience company created to address unmet needs of epilepsy and other rare central nervous system disorders. From June 2020 to February 2021, she served as Chief Financial Officer and from February 2021 to September 2021, she served as Chief Operating Officer and Chief Financial Officer at ViaCyte Inc., a private regenerative medicine company developing diabetes cell replacement therapies. In this role, she led the finance, legal, investor relations, business development and human resource functions. From September 2016 to May 2020, she served as Vice President, Strategy and Corporate Development at Insulet Corporation, a diabetes focused medical device company, where she headed global strategy, alliance management, competitive intelligence and venture investment functions. From September 2010 to September 2016, Ms. Bradrick worked at Abbott Laboratories (“Abbott”) as Director, Business Development and Alliance Management in diabetes care. Prior to joining Abbott, Ms. Bradrick spent 10 years in investment banking for the life science industry with Piper Jaffray, Viant Capital, Credit Suisse and Chase Securities.

Ms. Bradrick brings to the Board more than 25 years of experience across investment banking, pharmaceuticals and biotechnology sectors. Ms. Bradrick is an experienced life sciences executive and has held leadership roles across the healthcare and banking industries for both private and public global companies. Her breadth of experience makes her well qualified to serve on our Board.

Seth H.Z. Fischer. Mr. Fischer has served as a director on the Board of Esperion Therapeutics, Inc. since November 2021, the Board of Marinus Pharmaceuticals, Inc. since September 2016, and the Board of Agile Therapeutics, Inc. since July 2016. Prior to these positions, Mr. Fischer served as the Chief Executive Officer and as a Director of Vivus, Inc. (“Vivus”), a publicly traded biopharmaceutical company commercializing and developing innovative, next-generation therapies to address unmet needs in obesity, diabetes, sleep apnea and sexual health from September 2013 to December 2017. Before Vivus, Mr. Fischer served in various positions of increasing responsibility at Johnson & Johnson, most recently as company Group Chairman, Johnson & Johnson and Worldwide Franchise Chairman of Cordis Corporation. Prior to that, he served as company Group Chairman, North America Pharmaceuticals, which included responsibilities for Ortho-McNeil Pharmaceuticals, Janssen and Scios. Prior to that, Mr. Fischer served as President of Ortho-McNeil Pharmaceuticals. Mr. Fischer’s operating responsibilities encompassed the commercialization of products in multiple therapeutic categories including neurologic products for epilepsy and migraines and products in the analgesic, anti- infective, cardiovascular, psychiatric and women’s health areas. Mr. Fischer served as an advisor to MedHab, LLC and from May 2013 to May 2019, Mr. Fischer also served on the Board of Directors of BioSig Technologies, Inc.

Mr. Fischer brings to the Board over 38 years of experience in the pharmaceutical industry, including 29 years in various leadership roles at Johnson & Johnson. We believe Mr. Fischer’s experience in pharmaceutical operations and commercialization in a wide range of therapeutics including in epilepsy and migraines qualifies him to serve on our Board.

Juhyun Lim. Ms. Lim has served as President, Global Strategy and Planning at Hanmi Science Co., Ltd. (“Hanmi Science”) and Hanmi Pharmaceutical Co., Ltd. (“Hanmi Pharmaceutical”), since September 2020 and January 2021, respectively, where she leads the execution of corporate strategy and investment. In conjunction with her role as President, Global Strategy and Planning of Hanmi Science, she also serves as a member of the Hanmi Science board of directors. Ms. Lim has also served as Director, Healthcare Investment at Hanmi Ventures since July 2017. In her 18-year tenure at Hanmi Pharmaceutical, Ms. Lim has held various leadership roles, including SVP, Human Resource Development, from January 2018 to January 2021, and VP, Human Resource Development, from January 2013 to January 2018.

Ms. Lim has over 20 years of experience in the life sciences industry with proven success and accountability with operations, strategic positioning and senior executive-level expertise. Her broad international experience in corporate strategy and investment together with her valuable leadership experience make her well qualified to serve on our Board.

Jeffrey L. Vacirca, M.D., FACP. Since 2008, Dr. Vacirca has served as Chief Executive Officer and Chairman of the Board of New York Cancer and Blood Specialists, a cancer care center specializing in hematology/oncology and medical oncology. Dr. Vacirca has served as a Member on the Board of Directors of OneOncology, a partnership of independent community oncology practices since 2018 and on the Board of Directors of American Red Cross of Greater New York since 2017. Most of his roles in these companies focus on legislative advocacy for the cost of cancer care and access. Dr. Vacirca is also the medical director for the International Oncology Network, part of AmerisourceBergen, and has been part of their contracting advisory board for almost 15 years. Starting in 2014, Dr. Vacirca has served on the Board of Scientific Advisory for Caris Life Sciences, a molecular science company and has served as a Medical Board Advisor for Flatiron Health, a health technology company dedicated to improving cancer treatment. Since 2011, he has served as President and Co-Founder of National Translational Research Group, a group focusing on non-clinical research. Dr. Vacirca is the Medical Director of the Oncology Network Development at Mount Sinai Health Network and an associate clinical professor at Icahn School of Medicine at Mount Sinai, New York.

Dr. Vacirca’s qualifications to serve on our Board include his substantial business experience in the healthcare and pharmaceutical industry and clinical expertise in oncology. Dr. Vacirca’s substantial business experience makes him well qualified to serve on our Board.

Family Relationships

There are no family relationships among our directors and executive officers.

Board Independence

Our Board leadership structure supports the independence of our independent directors and our non-management directors. The independent directors meet in an executive session at each Board meeting, and each of the standing Board committees (discussed below) is led by independent directors. In determining whether members of our Board are independent, the Board reviews a summary of our relationships with each director and other facts relevant to the analysis of whether the directors qualify as “independent directors” under the NASDAQ Listing Rules. The NASDAQ Listing Rules have objective tests and a subjective test for determining who is an “independent director.” The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations but considers all relevant facts and circumstances.

The Board has affirmatively determined that Messrs. Ashton and Fischer and Ms. Bradrick and Dr. Vacirca are independent directors pursuant to the NASDAQ Listing Rules. Mr. Riga does not qualify as independent because of his current employment as the Company’s President and Chief Executive Officer and Ms. Lim does not qualify as independent because of her current employment at Hanmi Science and Hanmi Pharmaceutical. All members of the Audit and Compensation Committees are independent pursuant to the NASDAQ Listing Rules. In addition, the members of the Audit Committee are independent directors pursuant to the heightened independence criteria for members of Audit Committees set forth in SEC rules.

Board Leadership Structure

We do not currently have a policy as to whether the same person should serve as both the Chief Executive Officer and the Chairman of the Board. However, our Board has determined that the roles of Chairman and Chief Executive Officer should be separate at the current time. Our Board of Directors believes that there is no single, generally accepted approach to providing board leadership and that, given the dynamic and competitive environment in which we operate, the appropriate Board leadership structure may vary as circumstances change.

Our Board has appointed Mr. Ashton, an independent director, as the Chairman of the Board. Our Chairman’s responsibilities and authority include the following:

•	Serving as the Chairman of Board meetings, including during executive sessions of independent directors;

•	Establishing the schedule and agenda for Board meetings and approving information to be sent to our Board;

•	Presiding over any portion of Board meetings at which the performance of our Board is presented or discussed;

•	Establishing the agenda for meetings of the independent directors and presiding over such meetings;

•	Coordinating with the committee chairs, as needed, regarding meeting agendas, informational requirements and other matters, as appropriate;

•

Serving as the liaison between the Chief Executive Officer and the independent directors, including providing feedback from the Board to the Chief Executive Officer after each regularly scheduled meeting of the Board;

•	Being available for communications with stockholders, as appropriate and in accordance with our policy on stockholder communications with our Board; and

•	Performing such other duties as our Board may establish or delegate.

Our Board of Directors believes that this structure provides an efficient and effective leadership model for our Company at this time. In considering its leadership structure, our Board of Directors has taken into account that it consists of a substantial majority of independent directors who are highly qualified and experienced, has a Chairman with defined corporate governance responsibilities, the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are each comprised entirely of independent directors, and that it has regular interactions outside of Board and committee meetings with our management, including our Chief Executive Officer. Consequently, the independent directors directly oversee such critical items as the Company’s financial statements, executive compensation, the selection and evaluation of directors and the development and implementation of our corporate governance programs. Our Board of Directors believes that we have an appropriate balance between the authority of those who oversee our Company and those who manage it on a day-today basis.

The Board will continue to review our Board leadership structure as part of the succession planning process. We believe that our leadership structure, in which the roles of Chairman and Chief Executive Officer are separate, together with independent key committees, is and will continue to be effective and is the optimal structure for our Company and our stockholders at this time.

Committees of the Board

Our Board has three standing committees: Audit; Compensation; and Nominating and Corporate Governance. The Audit and Compensation committees are each comprised entirely of independent directors. The Nominating and Corporate Governance committee is comprised of two independent directors and one non-independent director. Each committee has a written charter that describes its responsibilities, and each charter is available on our website at https:// investor.sppirx.com/corporate-governance. Each committee has the authority, as it deems appropriate, to independently engage outside legal, accounting or other advisors or consultants. In addition, each committee annually conducts a review and evaluation of its performance and reviews and reassesses its charter. The table below provides information about the Board committee memberships that our independent directors currently hold.

Audit Committee

The Audit Committee is comprised of Ms. Bradrick (Chair), Mr. Ashton and Mr. Fischer each of whom satisfied the NASDAQ and SEC “independence” and other rules for Audit Committee membership. The Audit Committee held four meetings during fiscal year 2022. Our Board determined that Ms. Bradrick, Mr. Ashton and Mr. Fischer were “audit committee financial experts” within the meaning of SEC rules.

The principal responsibilities of the Audit Committee include but are not limited to:

•	Duly appointing and overseeing the quality and scope of work conducted by the independent registered public accounting firm;

•	Reviewing independence qualifications and quality-control procedures of the independent registered public accounting firm;

•	Overseeing and monitoring the Company’s internal controls over financial reporting;

•

Discussing with management and the independent registered public accounting firm, the quality of its quarterly and annual financial statements and related disclosures, prior to its filing with the SEC; and

•

Establishing and monitoring procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee

The Compensation Committee is comprised of Dr. Vacirca (Chair), Mr. Ashton and Mr. Fischer each of whom satisfied the NASDAQ and SEC “independence” and other rules for Compensation Committee membership. The Compensation Committee held six meetings during fiscal year 2022. Our Board determined that each of the members was an “independent director” within the meaning of the NASDAQ Listing Rules.

The principal responsibilities of the Compensation Committee include but are not limited to:

•	Reviewing and approving the compensation of our executive officers and recommending the Board for determination, the type and amount of compensation to be awarded to our CEO;

•	Reviewing and recommending to our Board the compensation of our directors;

•	Administering our equity incentive plans and overseeing regulatory compliance related to such plans;

•	Reviewing and approving, or making recommendations to our Board with respect to, incentive compensation and equity plans; and

•	Reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Mr. Fischer (Chair), Ms. Lim and Dr. Vacirca. Our Board determined that Mr. Fischer and Dr. Vacirca are each an “independent director” under the NASDAQ Listing Rules. The Nominating and Corporate Governance Committee held four meetings during fiscal year 2022.

The principal responsibilities of the Nominating and Corporate Governance Committee include but are not limited to:

•	Determining selection criteria and appointment procedures for our Board and committee members and making recommendations regarding nominations and committee appointments to the full Board;

•	Periodically assessing the scope and composition of our Board and its committees;

•	Developing and overseeing succession planning and talent management for CEO, other senior leadership positions and directors;

•	Advising the Board on corporate governance matters; and

•	Developing and overseeing the evaluation process for our Board and its committees.

Juhyun Lim was appointed to the Board as a designee of Hanmi Pharmaceutical (“Hanmi”), pursuant to the terms of that certain Securities Purchase Agreement, dated January 23, 2022, between the Company and Hanmi (the “Securities Purchase Agreement”). Under the terms of the Securities Purchase Agreement, for so long as Hanmi shall own at least five percent of the total issued and outstanding shares of the Company’s common stock, the Company shall take any and all action reasonably necessary to nominate and appoint a designee of Hanmi to serve as a member of the Board.

In selecting and making recommendations to the Board for director nominees, the Nominating and Corporate Governance Committee may consider suggestions from many sources, including our stockholders. Any such director nominations, together with appropriate biographical information and qualifications, should be submitted by the stockholder(s) to the Chairman of the Nominating and Corporate Governance Committee of our Board of Directors, c/o Spectrum Pharmaceuticals, Inc., Lewis Wharf, 2 Atlantic Ave, 6th Floor, Boston, Massachusetts 02110, following the procedures set forth in the Company’s bylaws. Director nominees submitted by stockholders are subject to the same review process as director nominees submitted from other sources, such as other Board members or senior management.

Board/Committee Primary Areas of Risk Oversight

Our management has the primary responsibility for identifying and managing our business risks, including by overseeing and implementing enterprise risk management. Our Board of Directors actively oversees potential risks and our risk management activities, including by discussing with management our risks and the management of such risks at meetings of the Board and its committees. Our Board believes that a fundamental part of risk management is understanding the risks that we face, monitoring these risks and adopting appropriate control and mitigation of these risks.

Our Board oversees the management of material risks facing the Company. We are committed to fostering a company culture of risk adjusted decision-making without constraining reasonable risk-taking and innovation. Our Board and its committees oversee our efforts to foster this culture. Our Board regularly receives information about our material strategic, operational, financial and compliance risks and management’s response to, and mitigation of, such risks. In addition, our risk management systems, including our risk assessment processes, internal control over financial reporting, compliance programs and internal and external auditing procedures, are designed to inform management and our Board about our material risks. As part of its risk oversight function, our Board and its committees review this framework, its operation and our strategies for generating long-term value for our stockholders to ensure that such strategies will not motivate management to take excessive risks.

The Board does not have a standing risk management committee, but administers this function directly, as well as through committees of the Board. For example, the Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management its financial accounting and compliance matters, including risks associated with:

•	accounting, financial reporting, tax compliance, disclosure controls and internal controls over financial reporting;

•	legal matters that may have a material impact on the Company’s financial statements or involve governmental investigation or allegations of fraud or breach of fiduciary duty; and

•	the ethics compliance program.

The Compensation Committee oversees management of risk relating to personnel and compensation issues, such as risks associated with:

•	the Company’s executive compensation plans and practices; and

•	cash incentive plans, equity incentive plans, profit sharing plans, deferred compensation plans and similar programs.

The Nominating and Corporate Governance Committee manages risks relating to corporate governance issues, including periodic evaluation as to whether identified risks are assigned to the appropriate Board committee (or to the Board) for oversight, as well as risks associated with:

•	Board independence, effectiveness and organization;

•	the director nominee evaluation process; and

•	the Company’s succession planning for the Company’s executive officers.

In addition, our Global Compliance Officer monitors our corporate compliance program and our compliance with applicable laws, rules and regulations and provides reports to our Board with respect to compliance matters and any related issues. The full Board considers strategic risks and opportunities and receives reports from the committees regarding risk oversight in their areas of responsibility as necessary. We believe our Board leadership structure facilitates the division of risk management oversight responsibilities among the Board committees and enhances the Board’s effectiveness in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Code of Business Conduct and Ethics

Our Board is committed to the highest legal and ethical standards in fulfilling its responsibilities. We have adopted codes of business conduct and ethics that serve as statements of corporate values, commitments and standards of professional conduct, both internally and externally. Our Board and all employees are provided with a copy of both the Employee and Vendor Codes of Business Conduct and Ethics (the “Codes”). Each year, we require our Board and all employees to certify as to their understanding of and compliance with the Codes. In addition, all employees must complete Workplace Harassment Prevention Training. Spectrum continues to place emphasis on broadening our online training presence, providing employees with access to information and courses including the protection of confidential information, the prevention of workplace violence, careful communication practices, information security threat awareness, sexual harassment and respect in the workplace, supporting human rights, and insider trading.

Our Compliance Committee oversees our overall ethical culture. We require employees to maintain the highest possible ethical standards in their dealings with customers, third parties, suppliers, competitors, co-workers, and the public in general. The integrity, reputation, and profitability of Spectrum ultimately depend upon the individual actions of each employee. We work with management to set and communicate Spectrum’s ethical “tone”, which guides our conduct and protects our reputation. We believe employees’ actions are significantly influenced by an organization’s culture and the corporate environment influences how employees make decisions. We maintain a robust ethics and compliance program directed by our Chief Compliance Officer, with whom the Board meets regularly.

We encourage employees to communicate concerns before they become problems. We believe that building and maintaining trust, respect and communication between employees and management and between fellow employees is critical to the overriding goal of conducting business with honesty, fairness and integrity. Copies of the Codes are posted on our website at https://www.sppirx.com/corporate-compliance.html.

The Spectrum Compliance Helpline provides confidential, secure, and anonymous reporting available 24 hours a day. Additionally, our Global Compliance Officer also provides confidential resources for employees to surface their concerns without fear of retaliation.

Delinquent Section 16(a) Reports

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

Based solely upon our review of the copies of reporting forms furnished to us, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Exchange Act applicable to our directors, officers and any persons holding 10% or more of our common stock with respect to our fiscal year ended December 31, 2022, were satisfied on a timely basis, except one Form 3 not timely filed for Ms. Lim and one Form 4 not timely filed for Mr. Riga, both due to administrative errors.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

For service in 2022, directors who were not employees of the Company, whom we refer to as “non-employee directors,” received annual retainers for their Board and Board committee service in the amounts shown below. We also reimbursed non-employee directors for reasonable out-of-pocket expenses incurred with respect to their attendance at Board and committee meetings.

Non-Employee Director Fees

Annual Retainer (All)	$65,000
Additional Annual Retainer for Chairman of the Board	$30,000
Additional Annual Retainer for Audit Committee Chairperson	$20,000
Additional Annual Retainer for Compensation Committee Chairperson	$20,000
Additional Annual Retainer for Nominating and Corporate Governance Committee Chairperson	$10,000
Additional Annual Retainer for Audit Committee Member	$10,000
Additional Annual Retainer for Compensation Committee Member	$7,500
Additional Annual Retainer for Nominating and Corporate Governance Committee Member	$5,000

Annual Grants

In August 2022, each of our non-employee directors was granted options to purchase 75,000 shares of our common stock at an exercise price of $1.13 per share subject to the terms of the 2018 Long-Term Incentive Plan (the “2018 Plan”). The options vest as to one-third of the shares on each of August 31, 2023, 2024 and 2025, respectively, subject to each director’s continued service through such date. In addition, each non-employee director was also issued 25,000 shares of restricted stock under the 2018 Plan. The restricted stock will vest in full on June 22, 2023, subject to each director’s continued service through such date.

Pursuant to the 2018 Plan, the aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director for his or her services as a non-employee director will not exceed $650,000 in any given calendar year, provided the Board may make exceptions to this limit in its sole discretion for an individual non-employee director in extraordinary circumstances to provide for compensation up to $750,000.

Initial Grants

The initial equity award granted when a non-employee director first joins the Board (the “Initial Grant”) is determined by the Company in collaboration with its compensation consultant.

The following table sets forth information concerning total compensation that was earned by or paid to our non-employee directors for the fiscal year ended December 31, 2022. Other than Ms. Brennan, directors who were employees did not receive any compensation for their service as directors in 2022. The table excludes Mr. Riga, who was a named executive officer in 2022. Mr. Riga did not receive any additional compensation for his service as a director in 2022. The compensation received by Mr. Riga is set forth in the section of this Proxy Statement captioned “Executive Compensation—   2022 Summary Compensation Table” and the accompanying footnotes and narrative.

2022 Non-Employee Director Compensation Table

Non-Employee Director Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards(2)(3) ($)	Total ($)
William L. Ashton	111,250	28,250	63,081	202,581
Brittany K. Bradrick(4)	55,000	30,939	72,586	158,525
Nora E. Brennan (5)	46,250	—	—	46,250
Seth H.Z. Fischer	87,500	28,250	63,081	178,831
Juhyun Lim(6)	55,667	34,675	93,592	183,934
Jeffrey L. Vacirca	90,000	28,250	63,081	181,331
Dolatrai M. Vyas (7)	38,750	—	—	38,750
Bernice R. Welles (8)	42,500	—	—	42,500

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

(2)	As of December 31, 2022, our non-employee directors held the following aggregate number of unexercised options and unvested shares of restricted stock as of such date:

Name	Stock Options (Vested and Unvested) (#)	Restricted Stock Awards (Unvested) (#)
William L. Ashton	249,471	25,000
Brittany K. Bradrick	86,301	27,380
Nora E. Brennan	97,804	14,277
Seth H.Z. Fischer	207,804	25,000
Juhyun Lim Jeffrey L. Vacirca	97,601 237,311	25,000 25,000
Dolatrai M. Vyas	267,804	0
Bernice R. Welles	167,804	0

(3)

Represents the grant date fair value of the stock option awards calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Stock options are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 5 to our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.

(4)

Ms. Bradrick was appointed as a member of the Audit Committee in May 2022. Accordingly, her non-employee director cash fees and Initial Grant (2,380 restricted stock units and 11,301 stock options) was prorated due to her partial year of service from May 2022 through December 2022.

(5)	Ms. Brennan resigned from the Board effective May 25, 2022 in connection with her appointment as our Chief Financial Officer.
(6)	Ms. Lim was appointed as a member of the Nominating Committee in March 2022. Accordingly, her compensation includes a prorated amount for such service from March 2022 through December 2022.
(7)	Mr. Vyas resigned from the Board effective June 21, 2022. Accordingly, his compensation includes a prorated amount for such service from January 2022 through June 2022.
(8)	Ms. Welles resigned from the Board effective June 21, 2022. Accordingly, her compensation includes a prorated amount for such service from January 2022 through June 2022.

EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2022, whom we refer to collectively as “named executive officers” or “NEOs” are as follows:

Name	Title
Thomas J. Riga	President, Chief Executive Officer and Director
Francois J. Lebel, M.D. (1)	Former Executive Vice President and Chief Medical Officer
Keith M. McGahan	Executive Vice President, Chief Legal Officer and Corporate Secretary

(1)	Effective December 31, 2022, Dr. Lebel resigned as our Executive Vice President and Chief Medical Officer.

2022 Summary Compensation Table

The following 2022 Summary Compensation Table presents the compensation we paid in fiscal years 2021 and 2022 to our NEOs.

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	Option/ SAR Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas J. Riga (6)	2022	650,000	350,000	406,060	1,116,557	73,016	2,595,633
President and Chief Executive Officer	2021	550,000	364,000	787,455	2,239,909	105,528	4,046,891	(7)
Francois J. Lebel, M.D. (8) Former Executive Vice President and Chief Medical Officer	2022 2021	540,000 540,000	— 216,000	255,175 392,700	647,527 1,059,371	281,731 161,960	1,724,433 2,370,031
Keith M. McGahan Executive Vice President, Chief Legal Officer and Corporate Secretary	2022 2021	540,000 540,000	125,000 216,000	155,034 392,700	393,175 1,059,371	283,259 95,726	1,496,468 2,303,797

(1)	The positions are those in effect as of the date of filing this Form 10-KA.
(2)	The amounts in this column reflect the base salary earned for each year.
(3)	The amounts in this column reflect the annual cash bonuses for the applicable year, which are generally paid in the first quarter of the following calendar year.
(4)

The amounts in this column reflect the aggregate grant date fair value of the awards granted in each respective year in accordance with FASB ASC Topic 718. For fair value assumptions refer to Note 5 to our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31,2021, as filed with the SEC on March 18, 2022. The amounts in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the NEO upon the exercise of the stock options or any sale of the underlying shares of common stock.

(5)	2022 All Other Compensation amounts reflect:

	Nonqualified Deferred Compensation Plan Employer Contribution	Auto Allowance	401(k) Employer Matching Contribution	Family Medical Benefits	Life Insurance Benefits	Moving Allowance	Other	Total ($)
Thomas J. Riga	—	30,000	12,200	29,106	1,710	—	—	73,016
Francois J. Lebel, M.D.	75,600	24,000	12,200	17,379	4,053	—	148,500	281,731
Keith M. McGahan	5,400	24,000	12,664	39,485	1,710	200,000	—	283,259

(6)	Mr. Riga also served as our Interim Chief Financial Officer from May 4, 2022 through May 25, 2022. He received no additional compensation for this role.
(7)

The total compensation reported for Mr. Riga in the Company’s definitive proxy statement filed with the Commission on April 27, 2022 was incorrectly reported due to administrative error. The amounts reported for Mr. Riga on account of fiscal year ended 2021 have been corrected in the 2022 Summary Compensation Table above.

(8)

Under the terms of Dr. Lebel’s Separation Agreement entered into with the Company (the “Lebel Separation Agreement”), Dr. Lebel became entitled to receive (i) a bonus for the 2022 calendar year, equal to $148,500 USD, (ii) distribution of his Nonqualified Deferred Compensation Plan account in accordance with applicable law, and accelerated vesting of the Company matching contribution in the amount of $75,600 attributable to the 2022 plan year, and (iii) accelerated vesting of any stock issued by the Company, including options or shares subject to options granted to Dr. Lebel under the Company’s Long Term Investment Plan and/or under any stock option agreement between Dr. Lebel and the Company, that were scheduled to vest in January, February and March of 2023 which became fully vested and exercisable as of December 31, 2022.

Narrative to Summary Compensation Table

The principal elements of compensation for our NEOs include:

•	Base Salary

•	Annual Cash Bonus

•	Equity Incentive Awards

•	Benefits and Perquisites

•	Nonqualified Deferred Compensation Plan

•	Payments upon Termination of Employment or Change in Control

We believe our “pay for performance” philosophy attracts, retains, and motivates our NEOs and fully aligns each with our current year goals and longer-term strategic objectives, all in service to the maximization of stockholder value.

Base Salary

Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience and market factors. Base salaries are generally reviewed annually, typically in connection with our annual executive compensation review process. The Compensation Committee (the “Committee”) references survey and peer group data to understand the marketplace for individuals in similar positions at the peer group companies. There is no specific weighting applied to any of these factors in setting annual salaries, and the process ultimately relies on the subjective exercise of the Committee’s judgment. Based on its assessment of these factors, none of the NEOs received a base pay increase for 2022, with the exception of Mr. Riga, whose base pay increased in order to reflect his new role as CEO beginning in December 2021.

Annual Cash Bonuses

The Committee believes it is necessary for a meaningful portion of the total compensation potential of our NEOs to be paid in the form of cash bonuses, dependent on (1) the achievement of specified quantitative and qualitative Company performance targets and (2) their individual performance levels towards these goals. The fiscal year 2022 target bonus opportunity for each named executive officer is set forth below:

Executive	2022
Thomas J. Riga	70% of base salary
Francois J. Lebel, M.D.	50% of base salary
Keith M. McGahan	50% of base salary

The bonus amounts for our fiscal year 2022 business achievements were determined by the Committee in January 2023 and approved by the Board in January 2023, based on an assessment of Company performance goals. The Committee determined in January 2023 that the level of attainment of the 2022 performance goals was 55% of target of the previously agreed upon 2022 corporate goals. The Committee exercised its authority to adjust the annual bonus payouts to the NEOs, resulting in an approved bonus payout approximately equal 54%, 28%, and 23% of base salary for each of Mr. Riga, Dr. Lebel, and Mr. McGahan, respectively.

Equity Incentive Awards

Our long-term equity incentive award program is designed to promote long-term Company performance and align each executive’s risk with stockholder interest, to reward the achievement of long-term goals, and to promote stability and corporate loyalty among our executives. The long-term equity incentive awards granted to our NEOs in fiscal 2022 consisted of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). The options, RSUs and RSAs granted in fiscal 2022 vest in equal annual installments on each of the first three anniversaries of the grant date. For additional information, see the “Outstanding Equity Awards at Fiscal Year-End 2022” table later in this Form 10-KA.

Compensation and Benefits

Under the employment arrangements, each named executive officer is entitled to receive additional employment benefits, including the right to participate in certain life, medical and dental benefits, and other standard benefits. We maintain a 401(k) Plan and an Amended and Restated Employee Stock Purchase Plan (“ESPP”), each of which are generally available to all employees. The 401(k) Plan provides safe harbor matching employer contributions in cash of 100% of salary deferrals up to 3% of compensation, plus 50% of salary deferrals between 3% and 5% of compensation, up to applicable limits. In addition, we have the option, but not the obligation, to make discretionary profit sharing contributions to employees under the 401(k) Plan. The ESPP provides employees with the opportunity to purchase our common stock through accumulated payroll deductions, at a 15% discount to the lesser of (i) the market price of the stock at the beginning of the designated period, and (ii) the market price of the stock at the end of the period. These plans are designed to encourage employees to save for retirement and to encourage ownership of shares of our common stock. We believe they provide an additional incentive for our employees to contribute towards our continued success and align the interests of our employees with those of our stockholders.

Nonqualified Deferred Compensation Plan

In order to enhance our ability to attract and retain qualified employees, our Board approved the Nonqualified Deferred Compensation Plan in 2011, which is intended to comply with the requirements of Section 409A of the Internal Revenue Code. The Nonqualified Deferred Compensation Plan is administered by the Committee and is intended to be an unfunded plan. The Nonqualified Deferred Compensation Plan is maintained primarily to provide deferred compensation benefits for a select group of our employees, including our NEOs. Under the Nonqualified Deferred Compensation Plan, we provide participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Committee (in 2022, eligible participants could defer up to 75% of base salary and up to 100% of bonus). In addition, we have the option, but not the obligation, to make discretionary or matching cash contributions to employees under the Nonqualified Deferred Compensation Plan. During 2022, we made a 100% match on each participant’s contributions to the Nonqualified Deferred Compensation Plan up to 10% of the participant’s eligible compensation.

Employment, Severance and Change in Control Agreements

We have entered into employment agreements with each of our NEOs (the “Employment Agreements”). Under the terms of the Employment Agreements, if any executive is terminated by the Company for Cause (as defined in the Employment Agreements), or if any executive terminates his employment without Good Reason (as defined in the Employment Agreements), in each case, other than following a Change of Control (as defined in the Employment Agreements), such executive will only be entitled to unpaid base salary and benefits accrued through the date of termination.

If any executive is terminated by the Company without Cause, or if any executive terminates his employment with Good Reason, in each case, other than following a Change of Control, such executive will be entitled to receive any unpaid base salary and benefits accrued through the date of termination, as well as a lump sum payment equal to two years of base salary and two times the previous year’s bonus, as well as 18 months of Company- paid continued coverage for such executive and his dependents under the Company’s existing health and benefit plans. Such executive will also immediately vest in all options, restricted stock and other equity incentive compensation, and will vest in his performance-based awards pro rata based on the target award for such performance-based awards and the number of days he was employed by the Company during the applicable performance period, irrespective of actual performance.

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

Termination

Each of the named executive officer’s employment arrangement is “at-will” for no specified term and may be terminated by the named executive officer or us at any time for any reason or for no reason.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by each of the NEOs as of December 31, 2022. The amounts reflected in the column entitled “Market Value of Shares or Units That Have Not Vested” are estimated values based on the closing sales price of our common stock on December 30, 2022, do not represent any cash payments or proceeds actually received by the NEOs, and may be materially different from the amounts ultimately realized by the NEOs upon the vesting and sale of the underlying shares. All stock options and SARs have a term of ten years from the date of grant.

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options/SAR s (#) Exercisable		Unexercisable		Option/SAR Exercise Price	Option/SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1)
Thomas J. Riga	3/12/2020							62,762	(2)	$23,127
	2/18/2021							89,607	(3)	$33,020
	12/30/2021							159,667	(4)	$58,837
	1/27/2022							239,500	(5)	$88,255
	1/27/2022							405,040	(5)	$149,257
	7/8/2013	35,000	(6)	—		$7.88	07/08/2023
	3/25/2014	16,647	(6)	—		$7.78	03/25/2024
	2/18/2015	22,772	(6)	—		$7.23	02/18/2025
	3/30/2016	15,843	(6)	—		$6.03	03/30/2026
	5/12/2017	14,119	(6)	—		$5.99	05/12/2027
	1/15/2018	2,450	(6)	—		$19.42	01/15/2028
	2/18/2019	8,539	(6)	—		$11.71	02/18/2029
	3/12/2020	7		46,948	(7)	$2.13	03/12/2030
	2/18/2021	—		28,089	(7)	$3.56	02/18/2031
	3/25/2014	684	(6)	—		$7.78	03/25/2024

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options/SAR s (#) Exercisable		Unexercisable		Option/SAR Exercise Price	Option/SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1)
	2/18/2015	17,228	(6)	—		$7.23	02/18/2025
	4/15/2015	50,000	(6)	—		$6.01	04/15/2025
	10/26/2015	50,000	(6)	—		$5.33	10/26/2025
	12/14/2015	100,000	(6)	—		$5.31	12/14/2025
	3/30/2016	29,157	(6)	—		$6.03	03/30/2026
	5/12/2017	20,881	(6)	—		$5.99	05/12/2027
	1/15/2018	172,550	(6)	—		$19.42	01/15/2028
	2/18/2019	116,461	(6)	—		$11.71	02/18/2029
	3/12/2020	224,993		28,052	(7)	$2.13	3/12/20230
	2/18/2021	54,307		80,525	(7)	$3.56	02/18/2031
	12/30/2021	359,500		719,000	(7)	$1.29	12/30/2031
	1/27/2022	—		2,567,440	(7)	$0.63	01/27/2032
	3/12/2020	281,250		93,750	(7)	$2.13	03/12/2030
	2/18/2021	127,621		255,244	(7)	$3.56	02/18/2031
Francois J. Lebel, M.D.	11/5/2018	23,022	(6)	—		$13.03	03/31/2023
	4/1/2019	2,200	(6)	—		$10.69	03/31/2023
	6/19/2019	9,019	(6)	—		$8.48	03/31/2023
	3/12/2020	35,913	(6)	—		$2.13	03/31/2023
	11/5/2018	51,978	(6)	—		$13.03	03/31/2023
	4/1/2019	4,400	(6)	—		$10.69	03/31/2023
	6/19/2019	115,981	(6)	—		$8.48	03/31/2023
	3/12/2020	264,087	(6)	—		$2.13	03/31/2023
	2/18/2021	89,138	(6)	—		$3.56	03/31/2023
	1/27/2022	496,313	(6)	—		$0.63	03/31/2023
	3/12/2020	250,000	(6)	—		$2.13	03/31/2023
	2/18/2021	209,475	(6)	—		$3.56	03/31/2023
Keith M. McGahan	3/12/2020							54,394	(2)	$20,044
	2/18/2021							73,540	(3)	$27,099
	1/27/2022							246,085	(5)	$90,682
	8/8/2016	20,000	(6)	—		7.10	08/08/2026
	5/12/2017	8,600	(6)	—		5.99	05/12/2027
	2/6/2018	12,338	(6)	—		20.57	02/06/2028
	2/18/2019	8,539	(6)	—		11.71	02/18/2029
	3/12/2020	8		46,948	(7)	2.13	03/12/2030
	2/18/2021	—		28,089	(7)	3.56	02/18/2031
	2/6/2018	47,662	(6)	—		20.57	02/06/2028
	6/18/2018	110,000	(6)	—		19.95	06/18/2028
	2/18/2019	81,461	(6)	—		11.71	02/18/2029
	3/12/2020	150,000		50,000	(7)	2.13	3/12/2030
	3/12/2020	194,992		18,052	(7)	2.13	3/12/2030
	2/18/2021	104,737		209,476	(7)	3.56	02/18/2031
	2/18/2021	44,569		61,050	(7)	3.56	2/18/2031
	1/27/2022	—		904,077	(7)	0.63	1/27/2032

(1)	Amounts are based on the closing price of our common stock on December 30,2022, which was $0.37 per share.

(2)	Shares vests one-third on each of March 12, 2021, 2022 and 2023, respectively.

(3)	Shares vests one-third on each of February 18, 2022, 2023 and 2024, respectively.

(4)	Shares vests one-third on each of December 30, 2022, 2023 and 2024, respectively.

(5)	Shares vests one-third on each of January 27, 2023, 2024 and 2025, respectively.

(6)	The shares subject to this Option/SAR are fully vested.

(7)	Option/SAR shares vest 25% on the date of grant, and the balance of the shares vest in three equal annual installments on each anniversary of the date of grant.

Equity Compensation Plan Information

The following table summarizes all of our equity compensation plans, including those approved by stockholders and those not approved by stockholders, as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, SARs, Warrants and Rights (a)	Weighted- average Exercise Price of Options, SARs and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	22,086,809	$3.63	(2)	22,342,124	(3)
Equity compensation plans not approved by security holders(4)	943,050	—	(5)	4,056,950
Total	23,029,859	$3.63		26,399,074

(1)

These plans consist of our 2018 Plan, 2009 Incentive Award Plan (the “2009 Plan”) and our ESPP. Under the 2018 Plan, we may grant incentive stock options, non-qualified stock options, RSAs, RSUs, performance awards, SARs and other stock-based awards.

(2)	Represents the weighted-average exercise price of outstanding stock options and SARs and does not include restricted stock awards.

(3)

Consists of shares available for future issuance under our 2018 Plan and our ESPP. As of December 31, 2022, 14,805,929 shares of common stock were available for issuance under our 2018 Plan and 7,536,195 shares of common stock were available for issuance under our ESPP. No shares remained available for future issuance under our 2009 Plan as of December 31, 2022. However, shares of our common stock underlying awards granted under our 2009 Plan that are forfeited, terminated, expired, or repurchased shall become available for issuance under our 2018 Plan. Our ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the ESPP to be added on or about January 1 of each year, beginning on January 1, 2010 and on each anniversary of such date thereafter prior to the termination of the ESPP, in an amount equal to the lesser of (i) 1,000,000 shares of Common Stock, provided, however, in no event shall the total number of shares available for issuance under the ESPP exceed 10,000,000.

(4)	Consists of our 2022 Employment Inducement Incentive Award Plan.

(5)	All outstanding awards under our 2022 Employment Inducement Incentive Award Plan consist of RSUs and do not have an exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Five Percent Holders

Based on information publicly filed and provided to us by certain holders, the following table shows the amount of our common stock beneficially owned as of April 24, 2023 (unless otherwise indicated) by holders of more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and/or investment power with respect to our common stock, unless footnoted to the contrary. Under these rules, shares of common stock subject to any option, warrant or right that is exercisable or convertible within 60 days of April 24, 2023, are deemed beneficially owned and outstanding for computing the percentage ownership of the individual or entity holding such securities, but are not considered outstanding for computing the percentage ownership of any other person. For purposes of the following table, the percentage ownership is based upon 205,284,506 shares of our common stock, including restricted shares of our common stock, outstanding as of April 24, 2023.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Hanmi Pharmaceutical Co., Ltd.(1)	15,332,331	7.5%
14 Wiryeseong-daero, Songpa-gu Seoul, 05545 Republic of Korea
Armistice Capital, LLC (2)	17,000,000	8.3%
510 Madison Ave. 7th Floor New York, NY 10022

(1)

The information set forth herein is based solely on information contained in Schedule 13D filed with the SEC on February 1, 2022, by Hanmi Pharmaceutical Co., Ltd. (“Hanmi”). Hanmi has sole voting power and sole dispositive power over 15,332,331 shares of our common stock.

(2)

The information set forth herein is based solely on information contained in Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2023, by Armistice Capital, LLC and Steven Boyd (collectively, “Armistice”). Armistice has shared voting power and shared dispositive power over 17,000,000 shares of our common stock.

Directors and Named Executive Officers

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 24, 2023, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise noted, we believe that each person listed below has sole voting power and sole investment power with respect to shares shown as owned by him or her. Information as to beneficial ownership is based upon statements furnished to us or filed with the SEC by such persons. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and/or investment power with respect to our common stock, unless footnoted to the contrary. Unless otherwise indicated, the business address of each stockholder listed below is c/o Spectrum Pharmaceuticals, Inc., Pilot House – Lewis Wharf, 2 Atlantic Ave, 6th Floor, Boston, MA 02110. For purposes of the following table, the percentage ownership is based upon 205,284,506 shares of our common stock, including restricted shares of our common stock, outstanding as of April 24, 2023.

Name of Beneficial Owner	Options/ SARs(1)	Shares		Total Beneficially Owned(2)		Percent of Shares Outstanding
Thomas J. Riga	2,926,501	521,945	(3)	3,448,446	(3)	1.65%
Keith M. McGahan	1,348,572	232,255	(4)	1,580,827	(4)	*
Francois Lebel	—	—		—		—
William L. Ashton	151,869	67,660	(5)	219,529	(5)	*
Seth H.Z. Fischer	110,202	54,066	(6)	164,268	(6)	*
Juhyun Lim	7,534	29,759	(7)	37,293	(7)	*
Jeffrey L. Vacirca, M.D.	139,709	295,244	(8)	434,953	(8)	*
Brittany K. Bradrick	—	27,380	(9)	27,380	(9)	*
All executive officers and directors as a group (8 persons)	4,684,387	1,228,309	(10)	5,912,696	(10)	2.85%

*	Represents ownership of less than 1%

(1)	Represents options to purchase shares of common stock and shares of common stock underlying stock appreciation rights, or SARs, that are exercisable within 60 days of April 24, 2023.

(2)

Shares of common stock subject to options to purchase shares of common stock and shares of common stock underlying SARs that are exercisable within 60 days of April 24, 2023, are deemed beneficially owned and outstanding for computing the percentage ownership of the person holding such securities, but are not considered outstanding for computing the percentage ownership of any other person.

(3)	The number of shares includes 204,471 unvested restricted shares of our common stock subject to future vesting.

(4)	The number of shares includes 36,770 unvested restricted shares of our common stock subject to future vesting.

(5)	The number of shares includes 25,000 unvested restricted shares of our common stock subject to future vesting.

(6)	The number of shares includes 25,000 unvested restricted shares of our common stock subject to future vesting.

(7)

The number of shares includes 25,000 unvested restricted shares of our common stock held by Ms. Lim that are subject to future vesting and does not include shares of common stock held by Hanmi, for which Ms. Lim disclaims beneficial ownership. The shares of common stock held by Hanmi are reported in the table above under Five Percent Holders.

(8)	The number of shares includes 25,000 unvested restricted shares of our common stock subject to future vesting.

(9)	The number of shares includes 27,380 unvested restricted shares of our common stock subject to future vesting.

(10)	The number of shares includes 368,621 unvested restricted shares of our common stock subject to future vesting.

We are not aware of any arrangements that have resulted, or may at a subsequent date result, in a change of control of Spectrum.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, since January 1, 2021, or currently proposed, to which we were a party or will be a party, in which:

•	the amounts involved exceeded $120,000; and

•	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, which are described where required under the sections titled “Directors, Executive Officers and Corporate Governance—Board Leadership Structure” and “Executive Compensation”

Our Board has adopted a policy for approval or ratification of all transactions with related parties that are required to be reported under Item 404(a) of Regulation S-K. Our policy is that the Audit Committee of the Board will review the material facts of all transactions and either approve or disapprove of the entry into the transaction. The Audit Committee may establish that certain transactions may be pre-approved by the Audit Committee. However, the Audit Committee has not identified any such transactions. No director may participate in the approval of a transaction for which he or she is a related party. The director must provide all material information concerning the transaction to the Audit Committee.

There were no transactions with related parties required to be reported under Item 404(a) of Regulation S-K since January 1, 2021, where the above policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.

Transactions with Related Parties – Joseph W. Turgeon

The son of Joseph W. Turgeon, our former President and Chief Executive Officer, was employed by the Company in a non-executive officer position and received yearly compensation exceeding $120,000. His total compensation for the fiscal year ended December 31, 2021, consisting of salary, cash bonus and equity awards, was $161,225. Effective March 7, 2022, he separated from the Company, and his compensation for 2022 did not exceed $120,000.    His compensation was established by the Company in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities and holding similar positions and without the involvement of Joseph W. Turgeon. His compensation is required to be disclosed under Item 404(a) because he is a related person and has a material interest in his yearly compensation.

Transactions with Related Parties—Hanmi Pharmaceutical Co. Ltd.

During January 2022, we entered into a Securities Purchase Agreement with Hanmi Pharmaceutical Co. Ltd. (“Hanmi”). Juhyun Lim, one of our directors, is the President, Global Strategy and Planning at Hanmi. Pursuant to the Securities Purchase Agreement, Hanmi purchased 12,500,000 shares of our common shares at a purchase price of $1.60 per share, for an aggregate purchase price equal to $20 million.

Below is a summary of our remaining agreements with Hanmi and our payments to them and expenses incurred related to these agreements during 2022:

ROLVEDON: Co-Development and Commercialization Agreement with Hanmi

In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi for ROLVEDON, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLVEDON development plan and hold its worldwide rights (except for Korea, China, and Japan).

Effective January 1, 2022, we executed an amendment to this license agreement, whereby we are contractually obligated to pay Hanmi a flat mid-single digit royalty on our aggregate annual net sales of ROLVEDON. Additionally, Hanmi has agreed to release the Company from a prior purchase obligation for ROLVEDON drug substance which resulted in a reduction in accrued liabilities of $11.2 million with a corresponding reduction in research and development expense. In addition, beginning in year three after the commercial launch, we are responsible for a supplemental mid-single digit royalty on aggregate annual net sales. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $10 million, based on the supplemental royalty. During the year ended December 31, 2022, we incurred $0.4 million in expenses with Hanmi. We also purchased $9.0 million in inventory from Hanmi during the year ended December 31, 2022. As of December 31, 2022, we owed Hanmi $9.8 million, which is included as a component of accounts payable and other accrued liabilities on our consolidated balance sheet.

Effective April 12, 2023, we executed an amendment to the supply agreement between Spectrum and Hanmi for ROLVEDON. This amendment establishes a deferred payment schedule, which begins in the first quarter of 2025, for $9.2 million of drug substance that has been received and will be recorded as a component of accounts payable and other accrued liabilities on our condensed consolidated balance sheets at March 31, 2023.

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

Effective January 1, 2022, we executed an amendment to this in-license agreement, whereby the payments to Hanmi upon our achievement of various regulatory milestones now aggregate to $18 million, which includes eliminating the first approval milestone payment in return for a supplemental mid-single digit royalty on aggregate annual net sales beginning in year three after the commercial launch. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $15 million, based on the supplemental royalty. There were no contractual obligations to Hanmi under the previous agreement for the year ended December 31, 2022.

There are no other transactions, or series of similar transactions, since January 1, 2021, or any currently proposed transaction, to which we are a party that requires disclosure under Item 404(a) of Regulation S-K.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our Amended and Restated Certificate of Incorporation, or the Certificate of Incorporation, and our By-Laws require us to indemnify directors to the fullest extent permitted by Delaware law.

Item 14. Principal Accounting Fees and Services

Change in Independent Registered Public Accountants

On May 26, 2021, the Audit Committee notified Deloitte & Touche LLP (“Deloitte”), the Company’s former accounting firm, that, after undertaking an auditor selection process to review qualified audit firms, they had been dismissed as the Company’s independent registered public accounting firm and the Company engaged RSM as the Company’s new independent registered accounting firm. The Audit Committee approved the change in independent accountants.

The report of Deloitte and RSM on our consolidated financial statements as of and for the fiscal years ended December 31, 2020 and December 31, 2021, respectively, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of our financial statements during each of the two fiscal years ended December 31, 2020 and December 31, 2019, and in the subsequent interim period through May 26, 2021, the date of change in auditor, there were (i) no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”), and the related instructions thereto, with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in connection with its reports; and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

We previously reported the change in accounting firms on a Current Report on Form 8-K filed with the SEC on June 2, 2021. We provided Deloitte with a copy of the above disclosures, other than the engagement of RSM, and requested that Deloitte furnish a letter addressed to the SEC stating whether or not it agrees with the foregoing statements. A copy of Deloitte’s letter dated June 2, 2021 was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on June 2, 2021.

During the two fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through May 26, 2021, neither we nor anyone on our behalf consulted with RSM with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice of RSM was provided to us that RSM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Deloitte served as our independent registered public accounting firm from April 9, 2014 to May 26, 2021. During such time, Deloitte rendered audit opinions on our consolidated financial statements and our internal controls over financial reporting included in our Annual Reports on Form 10-K filed with the SEC for the fiscal years ended December 31, 2014 through December 31, 2020.

We provided Deloitte and RSM with a copy of the foregoing disclosures and requested that Deloitte and RSM each review such disclosures. In addition, Deloitte and RSM were given an opportunity to furnish us with a letter addressed to the SEC containing any new information, clarifying our expression of their respective views, or stating the extent to which they do not agree with the foregoing statements. Deloitte and RSM each informed us that it agreed with the foregoing statements and did not furnish such a letter to us or the SEC.

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following tables summarize approximate aggregate fees billed to us by Deloitte & Touche LLP (“Deloitte”), our former independent registered public accounting firm, and RSM US LLP (“RSM”), our current independent registered public accounting firm, for the fiscal years ended December 31, 2022 and 2021:

Service Fees billed by Deloitte	2022	2021
Audit Fees	$—	$109,000
Audit-Related Fees	125,525	59,000
Tax Fees	226,365	336,000
Total	$351,890	$504,000

Service Fees billed by RSM	2022	2021
Audit Fees	$493,000	$395,000
Audit-Related Fees	205,150	72,000
Total	$698,150	$467,000

The fees billed to us during or related to the fiscal years ended December 31, 2022 and 2021 consist solely of audit fees, audit-related fees, and tax fees, as follows:

“Audit Fees” represents the aggregate fees billed to us by our principal independent registered public accounting firm for (i) professional services rendered for the audit of our annual consolidated financial statements and our internal control over financial reporting, (ii) reviews of our consolidated financial statements included in our Form 10-Q filings for each fiscal quarter, and (iii) services that are normally provided in connection with registration statements. Audit fees for RSM in 2022 were $493 thousand. Audit fees for RSM and Deloitte in 2021 were $395 thousand and $109 thousand, respectively.

“Audit-Related Fees” represents the aggregate fees billed to us by our principal independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already reported in Audit Fees. These services include accounting consultations and attestation services that are not required by statute and the preparation of consents with respect to registration statements on Form S-3 and Form S-8. Audit-related fees for RSM and Deloitte in 2022 were $205 thousand and 126 thousand, respectively. Audit-related fees for RSM and Deloitte in 2021 were $72 thousand and $59 thousand, respectively.

“Tax Fees” represents the aggregate fees billed to us by our principal independent registered public accounting firm for professional services rendered for the filing of tax returns and other tax compliance matters, as well as tax advice for certain business events. Tax fees for Deloitte were $226 thousand in 2022 and $336 thousand in 2021.

We did not incur any other fees to RSM or Deloitte during the fiscal years ended December 31, 2022 and 2021.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor

All audit and non-audit services by our independent registered public accounting firm were pre-approved by our Audit Committee. For audit services, RSM provides the Audit Committee with an audit plan, including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit. Pursuant to its charter, the Audit Committee may establish pre-approval policies and procedures, subject to SEC and NASDAQ rules and regulations, to approve audit and non-audit services although it has not yet done so.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report on Form 10-K/A. For exhibits that previously have been filed, the Company incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the original exhibit number in the previous filing which is being incorporated by reference herein.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement.	8-K	001-35006	2.1, 2.2, and 2.3	4/5/12

2.2	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC.	8-K	001-35006	2.1	7/19/13

2.3	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc.	8-K	001-35006	2.2	7/19/13

2.4	Exchange Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto.	8-K	001-35006	2.4	7/19/13

2.5	Asset Purchase Agreement, dated January 17, 2019, by and among Spectrum Pharmaceuticals, Inc., Acrotech Biopharma LLC and Aurobindo Pharma USA, Inc.	8-K	001-35006	10.1	1/17/19

2.6	Securities Purchase Agreement, dated January 3, 2022, between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceutical Co., Ltd.	8-K	001-35006	10.1	1/3/22

3.1	Restated Certificate of Incorporation, as filed on June 18, 2018.	8-K	001-35006	3.1	6/18/18

3.2	Fourth Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	4/4/23

4.1	Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and TopoTarget A/S.	10-K	001-35006	4.2	3/12/14

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act.	10-K	001-35006	4.5	3/17/22

10.1	Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-KSB	000-28782	10.11	3/31/97

10.2	First Amendment to Lease, dated March 25, 2004, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-Q	000-28782	10.1	5/17/04

10.3	Second Amendment to Lease, dated March 7, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.6	3/12/14

10.4	Third Amendment to Lease, dated February 12, 2006, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.7	3/12/14

10.5	Fourth Amendment to Lease, dated July 29, 2009, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	000-28782	10.29	4/5/10

10.6	Fifth Amendment to Lease, dated November 21, 2013, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/12/14

10.7	Sixth Amendment to Lease, dated January 31, 2014, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.10	3/12/14

10.8	Seventh Amendment to Lease, dated August 7, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.8	3/2/20

10.9	Eighth Amendment to Lease, dated October 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company LLC.	10-K	001-35006	10.9	3/2/20

10.10*	Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan.	S-8	333-176681	4.1	9/6/11

10.11*	Form of Indemnification Agreement of Spectrum Pharmaceuticals, Inc.	10-K	001-35006	10.11	3/2/20

10.12*	Amended and Restated Spectrum Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan.	10-K	001-35006	10.12	3/2/20

10.13*	Spectrum Pharmaceuticals, Inc. 2009 Incentive Award Plan.	S-8	333-160312	99.2	6/29/09

10.14*	Term Sheet for 2009 Incentive Award Plan Stock Option Award.	10-Q	000-28782	10.8	8/13/09

10.15*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).	10-Q	001-35006	10.2	11/9/12

10.16*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.	10-Q	000-28782	10.10	8/13/09

10.17*	Amendment No. 1 to 2009 Incentive Award Plan.	10-Q	001-35006	10.2	11/6/15

10.18*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan	10-Q	001-35006	10.2	5/4/17

10.19	Controlled Equity Offering Sales Agreement, dated as of April 5, 2019 among Registrant, Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc.	S-3ASR	333-230821	1.2	4/5/19

10.20*	Executive Employment Agreement, dated April 19, 2022, by and between Spectrum Pharmaceuticals, Inc. and Nora Brennan	10-Q	001-35006	10.1	8/12/22

10.21*	Executive Employment Agreement, dated as of April 10, 2018, by and between Spectrum Pharmaceuticals, Inc. and Thomas J. Riga.	10-Q	001-35006	10.7	8/9/18

10.22*	Executive Employment Agreement, dated as of June 18, 2018, by and between Spectrum Pharmaceuticals, Inc. and Keith McGahan.	10-Q	001-35006	10.9	8/9/18

10.23*	Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/18/18

10.24*	First Amendment to the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	6/19/20

10.25*	Form of NEO Stock Option Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	10-K	001-35006	10.25	3/31/23

10.26*	Form of NEO Restricted Stock Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	10-K	001-35006	10.26	3/31/23

10.27*	Form of Non-NEO Stock Option Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	10-K	001-35006	10.27	3/31/23

10.28*	Form of Non-NEO Restricted Stock Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	10-K	001-35006	10.28	3/31/23

10.29*	Form of Restricted Stock Unit Award for Canadian Resident Employees and Directors under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.4	6/18/18

10.30*	Form of Performance Unit Award under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan.	8-K	001-35006	10.5	6/18/18

10.31*	Form of Stock Appreciation Rights Agreement under the Spectrum Pharmaceuticals, Inc. 2018 Long-Term Incentive Plan	8-K	001-35006	10.1	3/13/20

10.32*	Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	10-Q	001-35006	10.1	11/10/22

10.33*	Form of Stock Option Award Agreement under the Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	10-Q	001-35006	10.2	11/10/22

10.34*	Form of Restricted Stock Unit Award Agreement under the Spectrum Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	10-Q	001-35006	10.3	11/10/22

10.35	License, Development and Supply Agreement, dated as of October 8, 2014, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd	10-K	001-35006	10.35	3/31/23

10.36	First Amendment to License, Development and Supply Agreement, dated as of February 28, 2018, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.	10-K	001-35006	10.36	3/31/23

10.37	Second Amendment to License, Development and Supply Agreement, dated as of January 1, 2022, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.	10-K	001-35006	10.37	3/31/23

10.38	Supply Agreement, dated as of February 28, 2018, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.	10-K	001-35006	10.38	3/31/23

10.39	First Amendment to Supply Agreement, dated as of December 6, 2019, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.	10-K	001-35006	10.39	3/31/23

10.40	Second Amendment to Supply Agreement, dated as of January 1, 2022, by and between Spectrum Pharmaceuticals, Inc. and Hanmi Pharmaceuticals Co., Ltd.	10-K	001-35006	10.40	3/31/23

10.41	Loan and Security Agreement, dated as of September 21, 2022, by and among Spectrum Pharmaceuticals, Inc., the other borrowers party thereto, the lenders party thereto and SLR Investment Corp. as collateral agent	8-K	001-35006	10.1	9/23/22

21.1	Subsidiaries of Registrant.	10-K	001-35006	21.1	3/31/23

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).	10-K	001-35006	23.1	3/31/23

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	10-K	001-35006	31.1	3/31/23

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	10-K	001-35006	31.2	3/31/23

31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	10-K	001-35006	32.1	3/31/23

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	10-K	001-35006	32.2	3/31/23

32.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

32.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

101	The following materials from Spectrum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Comprehensive Loss and (vi) Notes to Consolidated Financial Statements. (1)	10-K	001-35006	101	3/31/23

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
(1)

These Interactive Data Files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

Date: May 1, 2023	By:	/s/ THOMAS J. RIGA
Thomas J. Riga
President and Chief Executive Officer