Form 10-Q
period 2023-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2023-05-11
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35006

SPECTRUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0979187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pilot House - Lewis Wharf, 2 Atlantic Ave	6th Floor	Boston	Massachusetts	02110
(Address of principal executive offices)				(Zip Code)

(617) 586-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SPPI	The NASDAQ Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2023, 205,261,531 shares of the registrant’s common stock were outstanding.

Spectrum Pharmaceuticals, Inc.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2023
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

Part I: Financial Information

Item 1: Financial Statements

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$52,373	$40,368
Marketable securities	3,763	34,728
Accounts receivable, net	32,755	12,996
Other receivables	883	617
Inventories	12,862	9,230
Prepaid expenses and other current assets	2,742	3,072
Total current assets	105,378	101,011
Property and equipment, net	534	476
Facility and equipment under lease	1,518	1,694
Other assets	245	157
Total assets	$107,675	$103,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$35,379	$38,105
Accrued payroll and benefits	3,502	4,580
Total current liabilities	38,881	42,685
Loan payable, long-term	28,840	28,666
Other long-term liabilities	13,149	4,099
Total liabilities	80,870	75,450
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 205,284,506 and 202,827,831 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	205	203
Additional paid-in capital	1,153,818	1,149,926
Accumulated other comprehensive loss	(2,887)	(2,917)
Accumulated deficit	(1,124,331)	(1,119,324)
Total stockholders’ equity	26,805	27,888
Total liabilities and stockholders’ equity	$107,675	$103,338
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$15,615	$—
Expenses:
Cost of sales	1,063	—
Selling, general and administrative	13,998	9,870
Research and development	5,424	4,193
Total expenses	20,485	14,063
Loss from continuing operations before other income (expense) and income taxes	(4,870)	(14,063)
Other income (expense):
Interest income	559	13
Interest expense	(943)	(2)
Other income (expense), net	248	(1,334)
Total other expense	(136)	(1,323)
Loss from continuing operations before income taxes	(5,006)	(15,386)
Provision for income taxes from continuing operations	—	(16)
Loss from continuing operations	(5,006)	(15,402)
Loss from discontinued operations, net of income taxes	(1)	(40)
Net loss	$(5,007)	$(15,442)

Basic and diluted loss per share:
Loss from continuing operations	$(0.02)	$(0.09)
Loss from discontinued operations	$—	$—
Net loss, basic and diluted	$(0.02)	$(0.09)
Weighted average shares outstanding, basic and diluted	201,918,066	169,735,019
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,007)	$(15,442)
Other comprehensive income:
Unrealized gain on available-for-sale debt securities, net of tax	11	—
Foreign currency translation adjustments	19	134
Other comprehensive income	30	134
Total comprehensive loss	$(4,977)	$(15,308)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	202,827,831	$203	$1,149,926	$(2,917)	$(1,119,324)	$27,888
Net loss	—	—	—	—	(5,007)	(5,007)
Other comprehensive income, net	—	—	—	30	—	30
Stock-based compensation expense	—	—	1,781	—	—	1,781
Issuance of common shares under at-the-market sales agreement	1,976,579	2	1,799	—	—	1,801
Issuance of common stock upon exercise of stock options	496,313	—	312	—	—	312
Restricted stock award grants, net of forfeitures	(313,091)	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	296,874	—	—	—	—	—
Balance as of March 31, 2023	205,284,506	$205	$1,153,818	$(2,887)	$(1,124,331)	$26,805

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	164,502,013	$165	$1,094,353	$(3,042)	$(1,043,923)	$47,553
Net loss	—	—	—	—	(15,442)	(15,442)
Other comprehensive income, net	—	—	—	134	—	134
Stock-based compensation expense	—	—	3,011	—	—	3,011
Restricted stock award grants, net of forfeitures	1,675,472	2	(2)	—	—	—
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	12,500,000	12	19,988	—	—	20,000
Issuance of common stock upon vesting of performance units	150,000	—	—	—	—	—
Balance as of March 31, 2022	178,827,485	$179	$1,117,350	$(2,908)	$(1,059,365)	$55,256

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Loss from continuing operations	$(5,006)	$(15,402)
Loss from discontinued operations, net of income taxes	(1)	(40)
Net loss	(5,007)	(15,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	73
Amortization of debt discount	174	—
Stock-based compensation	1,781	3,011
Non-cash lease expense	188	358
Amortization of discount on debt securities	(141)	—
Realized gain on mutual funds	(31)	—
Other non-cash items	22	462
Loss on disposal of assets	1	3
Realized gain on sale of equity holdings	(250)	(645)
Unrealized (gain) loss on equity holdings	(40)	1,538
Changes in operating assets and liabilities:
Accounts receivable, net	(19,759)	—
Other receivables	(266)	387
Inventories	(3,632)	—
Prepaid expenses and other current assets	330	(1,051)
Other assets	(88)	288
Accounts payable and other accrued liabilities	7,498	(9,944)
Accrued payroll and benefits	(1,078)	(5,338)
Other long-term liabilities	(1,187)	(3,996)
Net cash used in operating activities	(21,440)	(30,296)
Cash Flows From Investing Activities:
Proceeds from maturities of investments	31,384	805
Proceeds from sale of equity holdings	250	287
Purchases of investments	(196)	(625)
Purchases of property and equipment, net	(108)	(39)
Net cash provided by investing activities	31,330	428
Cash Flows From Financing Activities:
Issuance of common shares to Hanmi Pharmaceutical Co., Ltd.	—	20,000
Proceeds from sale of common stock under an at-the-market sales agreement, net	1,801	—
Proceeds from exercise of stock options	312	—
Net cash provided by financing activities	2,113	20,000
Effect of exchange rates on cash and cash equivalents	2	8
Net increase (decrease) in cash and cash equivalents	12,005	(9,860)
Cash and cash equivalents—beginning of period	40,368	88,539
Cash and cash equivalents—end of period	$52,373	$78,679
Supplemental disclosure of cash flow information:
Cash paid for facility and equipment under operating leases	$208	$584
Cash paid for interest	$767	$—

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
We have one commercial asset and one drug candidate in late-stage development:
•ROLVEDON™ is a novel long-acting granulocyte colony-stimulating factor for the treatment of chemotherapy-induced neutropenia. On April 11, 2022, we announced that we had received notice that the Biologics License Application (“BLA”) for ROLVEDON had been accepted for filing and received a Prescription Drug User Fee Act (“PDUFA”) date of September 9, 2022. On September 9, 2022, we received the U.S. Food and Drug Administration’s (“FDA”) marketing approval for ROLVEDON and began commercialization activities in the fourth quarter of 2022; and
•Poziotinib is a novel irreversible tyrosine kinase inhibitor under investigation for non-small cell lung cancer (“NSCLC”) tumors with various mutations. On December 6, 2021, we announced we submitted our New Drug Application (“NDA”) for poziotinib to the FDA for use in patients with previously treated locally advanced or metastatic NSCLC with HER2 exon 20 insertion mutations. The NDA submission is based on the positive results of Cohort 2 from the ZENITH20 clinical trial, which assessed the safety and efficacy of poziotinib. The product candidate received fast track designation from the FDA and there is currently no treatment specifically approved by the FDA for this indication. On February 11, 2022, we announced that we received notice from the FDA that the NDA was accepted for filing and received a PDUFA action date of November 24, 2022. On September 22, 2022, we met with the FDA’s Oncologic Drugs Advisory Committee (“ODAC”). The ODAC voted 9 (no) - 4 (yes) that the current benefits of poziotinib did not outweigh its risks for the treatment of patients with NSCLC with HER2 exon 20 insertion mutations. On November 25, 2022, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding our NDA. The CRL stated that the FDA determined that it could not approve the NDA in its present form and provided recommendations needed for resubmission, including generating additional data from a randomized controlled study prior to approval. We are continuing to evaluate these recommendations but we have de-prioritized further poziotinib development activities.
Our business strategy is the development of late-stage assets through commercialization and the sourcing of additional assets that are synergistic with our existing portfolio (through purchase acquisitions, in-licensing transactions, or co-development and marketing arrangements).
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three months ended March 31, 2023 and 2022 is unaudited and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2023 and 2022. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. Certain prior period amounts have been reclassified for consistency with the current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed with the SEC on March 31, 2023).

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Discontinued Operations - Sale of our Commercial Product Portfolio
In March 2019, we completed the sale of our seven then-commercialized products (“Commercial Product Portfolio”) to Acrotech Biopharma LLC (“Acrotech”). In accordance with applicable GAAP (ASC 205-20, Presentation of Financial Statements), the revenue-deriving activities and allocable expenses of our sold commercial operation, connected to the Commercial Product Portfolio, are separately classified as “discontinued” for all periods presented within the accompanying Condensed Consolidated Statements of Operations.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation. Substantially all of the accumulated other comprehensive loss is comprised of foreign currency translation adjustments at March 31, 2023.
Liquidity and Capital Resources
We expect to incur future net losses as we continue to fund the advancement and commercialization of our product and product candidates. Based upon our current projections, including our intention to continue to place a disciplined focus on streamlining our business operations, we believe that our $56.1 million in aggregate cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our current and planned operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, should our net sales prove to be less than we currently anticipate, or our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that increases or accelerates our anticipated costs and expenses, we may require additional liquidity earlier than expected. Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the public or private sale of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or through a combination of the foregoing. We cannot provide any assurance that we will be able to obtain additional liquidity on terms favorable to us or our current stockholders, or at all. Our liquidity and our ability to fund our capital requirements going forward are dependent, in part, on market and economic factors, including volatility of capital markets and banking instability, that are beyond our control. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. As of March 31, 2023, we have approximately $126.9 million of shares of our common stock remaining to be sold pursuant to the April 2019 ATM Agreement (as defined below in Note 8), subject to the availability of authorized shares.
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and marketing oncology and hematology drug products. For the three months ended March 31, 2023 and 2022, all of our operating costs and expenses were solely attributable to these activities (and as applicable, classified as “discontinued” within the accompanying Condensed Consolidated Statements of Operations).
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

The transaction price that we recognize for ROLVEDON revenue is our gross product sales reduced by our corresponding gross-to-net (“GTN”) estimates using the expected value method, resulting in our reported “net sales” in the accompanying Condensed Consolidated Statements of Operations. Net sales reflects the amount we ultimately expect to realize in net cash proceeds, taking into account our current period gross sales and related cash receipts, and the subsequent cash disbursements on these sales that we estimate for the various GTN categories discussed below. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred (of some, or all) of product returns, government chargebacks, prompt pay discounts, commercial rebates, Medicaid rebates, and distribution, data, and GPO administrative fees may be above or below the amount estimated, then requiring prospective adjustments to our reported net sales.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(iii) Marketable Securities
Marketable securities consist of our holdings in equity securities (including mutual funds). Any realized gains (losses) or unrealized gains (losses) are recognized in “other income (expense), net” within the Condensed Consolidated Statements of Operations.
(iv) Accounts Receivable, net
In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. As of March 31, 2023, these allowances amounted to $5.0 million. Our contracts with customers have standard payment terms. As of March 31, 2023, the majority of our sales were to two wholesalers. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of March 31, 2023, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.
(v) Inventory
We value our inventory at the lower of cost or net realizable value. Inventory cost is determined on a first-in, first-out basis. We regularly review our inventory quantities and when appropriate record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast and corresponding expiry dates. We have not recognized a provision for obsolete and excess inventory as of March 31, 2023 and December 31, 2022.
We received FDA approval for ROLVEDON on September 9, 2022, and on that date began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all saleable product purchased from such suppliers were included as a component of research and development expense, as we were unable to assert that the inventory had future economic benefit until we had received FDA approval. Prior to FDA approval, costs estimated at approximately $5.7 million for commercially saleable product and materials were incurred and included in research and development expenses. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the three months ended March 31, 2023 would have been $2.9 million. As a result, cost of sales related to ROLVEDON will initially reflect a lower average per unit cost of materials over the next approximately six months as previously expensed inventory is utilized for commercial production and sold to customers.
(vi) Property and Equipment, Net
Our property and equipment, net, is stated at historical cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of long-lived assets (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset group. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired, none of which have occurred during the three months ended March 31, 2023 and 2022. The fair value is estimated based on expected discounted future cash flows or other methods such as orderly liquidation value based on assumptions of asset class and observed market data.
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
There were 28.5 million shares and 11.5 million shares of outstanding securities (including stock options, restricted stock units, unvested restricted stock awards, stock appreciation rights, warrants and performance awards) as of March 31, 2023 and 2022, respectively, that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
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
(xii) Debt Issuance Costs
Debt issuance costs incurred in connection with the Term Loan is classified on the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the related debt liability. These costs are deferred and amortized as part of interest expense in the Condensed Consolidated Statements of Operations using the effective interest rate method over the term of the debt agreement. Refer to Note 5 for additional information on the Term Loan.
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
(xiv) Recently Issued Accounting Standards
There are several new accounting pronouncements issued by the FASB, which we do not believe had or will have a material impact on our consolidated financial statements.
Note 3. Fair Value Measurements
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	March 31, 2023 Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50,139	$—	$—	$50,139
Mutual funds	3,763	1	—	3,764
	$53,902	$1	$—	$53,903
Liabilities:
Deferred executive compensation liability(1)	$—	$4,062	$—	$4,062
	$—	$4,062	$—	$4,062
(1) Included $2.3 million within accounts payable and other accrued liabilities and $1.8 million within other long-term liabilities on our Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

	December 31, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$136	$—	$—	$136
Money market funds	36,298	—	—	36,298
Government-related debt securities	30,348	—	—	30,348
Mutual funds	4,244	8	—	4,252
	$71,026	$8	$—	$71,034
Liabilities:
Deferred executive compensation liability(1)	$—	$4,531	$—	$4,531
	$—	$4,531	$—	$4,531
(1) Included $1.5 million within accounts payable and other accrued liabilities and $3.0 million within other long-term liabilities on our Condensed Consolidated Balance Sheets.
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and other accrued liabilities approximate their fair values due to their short-term nature of settlement. In addition, at March 31, 2023, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions.
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
The carrying amount of our money market funds approximates their fair value (utilizing “Level 1” or “Level 2” inputs) because of our ability to immediately convert these instruments into cash with minimal expected change in value. There were no material unrealized losses on our investment securities at March 31, 2023 or December 31, 2022.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The following is a summary of our presented composition of “cash and cash equivalents” and “marketable securities”:

	Historical or Amortized Cost	Fair Value	Cash and Cash Equivalents	Marketable Securities
March 31, 2023
Money market funds	$50,139	$50,139	$50,139	$—
Mutual funds	3,939	3,763	—	3,763
Bank deposits	2,234	2,234	2,234	—
Total cash and cash equivalents and marketable securities	$56,312	$56,136	$52,373	$3,763
December 31, 2022
Equity securities	$—	$136	$—	$136
Money market funds	36,298	36,298	36,298	—
Government-related debt securities	30,359	30,348	—	30,348
Bank deposits	4,070	4,070	4,070	—
Mutual funds	3,395	4,244	—	4,244
Total cash and cash equivalents and marketable securities	$74,122	$75,096	$40,368	$34,728
(b)  Inventories
Upon approval of ROLVEDON on September 9, 2022, we began capitalizing our purchases of saleable inventory of ROLVEDON from suppliers. Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$4,523	$4,500
Work-in-process	8,188	4,007
Finished goods	151	723
Inventories	$12,862	$9,230
(c) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	March 31, 2023	December 31, 2022
Trade accounts payable and other	$22,787	$30,547
Lease liability - current portion	771	761
Product revenue allowances - ROLVEDON	8,108	3,082
Commercial Product Portfolio accruals	3,713	3,715
Accounts payable and other accrued liabilities	$35,379	$38,105
Note 5. Loan Payable
On September 21, 2022, we entered into the Loan Agreement that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $65.0 million, available to us in four tranches. Upon entering into the Loan Agreement in September 2022, we borrowed $30.0 million in term loans (the “Term A Loan”). We did not draw the Term B Loan of $10.0 million and the ability to draw the Term B Loan expired. As of March 31, 2023, we may borrow up to an additional $25.0 million in term loans subject to us achieving the following milestones and subject to certain borrowing limitations under the Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Assertio Holdings, Inc. and Spade Merger Sub 1, Inc.:
a.Through May 15, 2023, $15.0 million (the “Term C Loan”) if we provide satisfactory evidence that we have achieved a minimum of $15.7 million in Net Product Revenue (as defined in the Loan Agreement) calculated on a trailing six

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

(6) month basis for any measuring period ending on or prior to March 31, 2023. As of March 31, 2023, the Term C Loan milestone has been achieved; and
b.Through November 15, 2023, $10.0 million (the “Term D Loan”) if we provide satisfactory evidence that we have achieved a minimum of $40.0 million in Net Product Revenue calculated on a trailing six (6) month basis for any measuring period ending on or prior to September 30, 2023.
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
In September 2022, we borrowed $30.0 million upon the signing of the Loan Agreement and incurred debt issuance costs of $3.0 million, including the exit fee of $1.4 million, that are classified as contra-liabilities on our Condensed Consolidated Balance Sheets and are being recognized as interest expense over the term of the loan using the effective interest method. During the three months ended March 31, 2023, we recognized interest expense related to the Term Loans of approximately $0.8 million, approximately $0.2 million of which was noncash expense.
The following table summarizes the composition of Term Loans payable as reflected on the Condensed Consolidated Balance Sheet as of March 31, 2023 (in thousands):

March 31, 2023
Gross proceeds	$30,000
Accrued exit fee	1,425
Unamortized debt discount	(2,585)
Carrying value	$28,840
The aggregate maturities of Loan Payable as of March 31, 2023 are as follows (in thousands):

March 31, 2023
2023	$—
2024	—
2025	3,750
2026	15,000
2027 and thereafter	11,250
$30,000
Note 6. Stock-Based Compensation
In June 2018, we adopted the 2018 Long-Term Incentive Plan (the “2018 Plan”) which provides for the issuance of restricted stock awards and units, incentive and nonqualified stock options, performance unit awards, stock appreciation rights, and other stock-based awards to employees, consultants and members of our Board of Directors.
Stock-based award grants to employees generally vest one-third on the first anniversary of the date of grant, and in equal annual installments thereafter over the remaining two-year vesting period. The 2018 Plan limits the term of each stock option to no more than 10 years from the date of grant. Historically, in the event of a change in control, all award types, with the exception of performance unit awards made to Named Executive Officers (“NEOs”) and staff, would automatically vest in full effective as of immediately prior to the consummation of the change in control. Moving forward, in the event of a change in control, all future award grants made to employees will accelerate and vest in full at the discretion of the Compensation Committee. All future award grants made to NEOs shall be governed by the terms of each individual Executive Employment Agreement, which typically provide that, with the exception of performance unit awards, all award types vest in full immediately prior to the consummation of a change in control.
On October 19, 2022, our Board of Directors authorized the 2022 Employment Inducement Incentive Award Plan (the “Inducement Plan”), which authorizes us to issue up to 5,000,000 shares of our common stock pursuant to Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Dividend Equivalent, and Other Stock Based Awards under the

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Inducement Plan (each term as defined in the Inducement Plan). The Inducement Plan is used exclusively for the grant of equity awards to individuals who were not previously employed with us, or following a bona fide period of non-employment, as an inducement material to such individuals’ entering into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). We registered the Inducement Shares with the SEC pursuant to the Securities Act of 1933, as amended.
We report our stock-based compensation expense (inclusive of our incentive stock plan and employee stock purchase plan) in the accompanying Condensed Consolidated Statements of Operations within “total operating costs and expenses” for the three months ended March 31, 2023 and 2022, as follows:

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$1,559	$1,915
Research and development	222	1,096
Total stock-based compensation	$1,781	$3,011
Restricted Stock Awards and Restricted Stock Units
The following table summarizes activity related to restricted stock awards (“RSAs”) for the three months ended March 31, 2023:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested at December 31, 2022	2,815,105	$2.11
Vested	(1,015,189)	2.40
Forfeited	(317,603)	1.99
Unvested at March 31, 2023	1,482,313	$1.94
The Company recorded stock-based compensation expense of $0.6 million for the three months ended March 31, 2023 related to RSAs. As of March 31, 2023, there was approximately $2.1 million of unrecognized compensation expense related to the unvested portions of RSAs, which is expected to be recognized over a weighted-average period of approximately 1.5 years. The expense for time-based vesting awards is recognized over the vesting period of the award.
The following table summarizes activity related to restricted stock units (“RSUs”) for the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2022	2,440,562	$0.63
Granted	3,484,833	0.48
Vested	(296,874)	0.63
Forfeited	(111,880)	0.52
Outstanding at March 31, 2023	5,516,641	$0.54
The Company recorded stock-based compensation expense of $0.3 million for the three months ended March 31, 2023 related to RSUs. As of March 31, 2023, there was approximately $2.6 million of unrecognized compensation expense related to the unvested portions of RSUs, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Stock Options

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	13,476,623	$3.81	6.80
Granted	6,286,000	0.38
Exercised	(496,313)	0.63		$109
Forfeited	(898,054)	6.53
Outstanding at March 31, 2023	18,368,256	$2.59	7.59	$2,803
Expected to Vest at March 31, 2023	10,069,462	$0.74	9.33	$2,240
Vested and Exercisable at March 31, 2023	6,612,822	$5.90	4.46	$139
The Company recorded stock-based compensation expense of $0.7 million for the three months ended March 31, 2023 related to stock options. As of March 31, 2023, there was approximately $4.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
The Company used the Black-Scholes option pricing model for determining the estimated fair value of stock-based compensation related to stock options. The table below summarizes the assumptions used:

Three Months Ended March 31,
2023
Expected term (in years)	5.19
Risk-free interest rate	3.94%
Expected volatility	94.53%
Expected dividend yield	—%
Weighted-average grant-date fair value per stock option	$0.28
Note 7. Financial Commitments and Contingencies and Key License Agreements
(a) Facility and Equipment Leases
Overview
In the ordinary course of our business, we enter into leases with unaffiliated parties for the use of (i) office and research facilities and (ii) office equipment. Our current leases have remaining terms ranging from two to three years and none include any residual value guarantees, restrictive covenants, term extensions, or early-termination options.
We lease our principal executive office in Boston, Massachusetts under a non-cancelable operating lease expiring December 31, 2024. We also lease our administrative office in Irvine, California under a non-cancelable operating lease expiring July 31, 2025.
Our facility leases have minimum annual rents, payable monthly, and some carry fixed annual rent increases. Under some of these arrangements, real estate taxes, insurance, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of our reported lease asset and liability discussed below. As of March 31, 2023 and 2022, we had no sublease arrangements with us as lessor, and no finance leases, as defined in ASU 2016-02, Leases.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The reported asset and liability, respectively, represents (i) the economic benefit of our use of leased facilities and equipment and (ii) the present-value of our contractual minimum lease payments, applying our estimated incremental borrowing rate as of the lease commencement date (since an implicit interest rate is not readily determinable in any of our leases). The recorded asset and liability associated with each lease is amortized over the respective lease term using the effective interest rate method. During the three months ended March 31, 2023 and 2022, we recognized no additional right-of-use assets in exchange for lease liabilities.
We elected to not separate “lease components” from “non-lease components” in our measurement of minimum payments for our facility leases and office equipment leases. Additionally, we elected to not recognize a lease asset and liability for a term of 12 months or less.
Financial Reporting Captions
The below table summarizes the lease asset and liability accounts presented on our accompanying Condensed Consolidated Balance Sheets:

Operating Leases	Condensed Consolidated Balance Sheet Caption	March 31, 2023	December 31, 2022
Operating lease right-of-use assets - non-current	Facility and equipment under lease	$1,518	$1,694

Operating lease liabilities - current	Accounts payable and other accrued liabilities	771	761
Operating lease liabilities - non-current	Other long-term liabilities	858	1,056
Total operating lease liabilities		$1,629	$1,817
As of March 31, 2023 and December 31, 2022, our “facility and equipment under lease” consisted of office and research facilities of $1.2 million and $1.4 million, respectively, and office equipment of $0.3 million and $0.3 million, respectively.
Components of Lease Expense
We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. The components of our aggregate lease expense is summarized below:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$189	$421
Variable lease cost	7	99
Short-term lease cost	—	25
Total lease cost	$196	$545
Weighted Average Remaining Lease Term and Applied Discount Rate

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases as of March 31, 2023	2.2 years	3.0%
Operating leases as of December 31, 2022	2.5 years	3.0%
Future Contractual Lease Payments
The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

Operating Leases - future payments	March 31, 2023
2023 (remaining)	$604
2024	820
2025	188
2026	73
2027 and thereafter	—
Total future lease payments, undiscounted	$1,685
Less: Implied interest	(56)
Present value of operating lease payments	$1,629
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
Effective January 1, 2022, we executed an amendment to this license agreement, whereby we are contractually obligated to pay Hanmi a flat mid-single digit royalty on our aggregate annual net sales of ROLVEDON. Hanmi has agreed to release the Company from a prior purchase obligation for ROLVEDON drug substance which resulted in a reduction in accrued liabilities of $11.2 million with a corresponding reduction in research and development expense for the three months ended March 31, 2022. In addition, beginning in year three after the commercial launch, we are responsible for a supplemental mid-single digit royalty on aggregate annual net sales. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $10 million, based on the supplemental royalty. During the three months ended March 31, 2023, we incurred $5.5 million in expenses with Hanmi, which are included as components of cost of sales in the Condensed Consolidated Statements of Operations and inventory in the Condensed Consolidated Balance Sheet. There were no obligations to Hanmi for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, we owed Hanmi $14.8 million and $9.8 million, respectively, which is included as a component of accounts payable and other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheet.
Effective April 12, 2023, we executed an amendment to the supply agreement for ROLVEDON. This amendment establishes a deferred payment schedule, which begins in the first quarter of 2025, for $9.2 million of drug substance that has been received and is a component of other long-term liabilities on our Condensed Consolidated Balance Sheet at March 31, 2023.

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
Effective January 1, 2022, we executed an amendment to this in-license agreement, whereby the payments to Hanmi upon our achievement of various regulatory milestones now aggregate to $18 million, which includes eliminating the first approval milestone payment in return for a supplemental mid-single digit royalty on aggregate annual net sales beginning in year three after the commercial launch. This supplemental royalty will terminate once the aggregate payments made to Hanmi meet the milestone limit of $15 million, based on the supplemental royalty. There were no contractual obligations to Hanmi under the previous agreement for the three months ended March 31, 2023.
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
(iii) In-License Agreement with Therapyx

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
(e) Employment Agreements
We entered into revised employment agreements with certain of our named executive officers (chief executive officer and chief legal officer) in April 2023, which supersede any prior change in control severance agreements with such individuals. We entered into an employment agreement with our chief financial officer in April 2022. These agreements provide for the payment of certain benefits to each executive upon their separation of employment under specified circumstances. These arrangements are designed to encourage each to act in the best interests of our stockholders at all times during the course of a change in control event or other significant transaction.
(f) Deferred Compensation Plan
The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is administered by the Compensation Committee of our Board of Directors and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
The DC Plan is maintained to provide special deferred benefits for a select group of our employees (the “DC Participants”). DC Participants make annual elections to defer a portion of their eligible cash compensation which is then placed into their DC Plan accounts. We match a fixed percentage of these deferrals, and may make additional discretionary contributions. At March 31, 2023 and December 31, 2022, the aggregate value of this DC Plan liability was $4.1 million and $4.5 million, respectively, and is included within “accounts payable and other accrued liabilities” and “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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

Stockholder Actions
Luo v. Spectrum Pharmaceuticals, Inc., et al., U.S. District Court, District of Nevada, Case No. 2:21-cv-01612. On August 31, 2021, this putative securities class action lawsuit was filed by a purported shareholder, alleging that we and certain of our current and former executive officers and directors made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim (ROLVEDON) in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On November 1, 2021, four individuals and one entity filed competing motions to be appointed lead plaintiff and for approval of counsel. On July 28, 2022, the Court appointed a lead plaintiff and counsel for the putative class. On September 26, 2022, an amended complaint was filed alleging, inter alia, false and misleading statements with respect to

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

ROLVEDON manufacturing operations and controls and added allegations that defendants misled investors about the efficacy of, clinical trial data and market need for Poziotinib between a Class Period of March 7, 2018 and August 5, 2021. The amended complaint seeks damages, interest, costs, attorneys’ fees, and such other relief as determined by the Court. On November 30, 2022, we filed a motion to dismiss the amended complaint, which motion is pending. There is no hearing date presently scheduled. Three additional related putative securities class action lawsuits were subsequently filed by shareholders against us in the U.S. District Court for the Southern District of New York: Osorio-Franco v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10292 (filed December 5, 2022); Cummings v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:22-cv-10677 (filed December 19, 2022); and Carneiro v. Spectrum Pharmaceuticals, Inc., et al., Case No. 1:23-cv-00767 (filed January 30, 2023). These three New York lawsuits allege that we and certain of our executive officers and directors made false or misleading statements about, inter alia, the safety and efficacy of and clinical trial data for Poziotinib in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act, and seek remedies including damages, interest, costs, attorneys’ fees, and such other relief as determined by the Court. The Osorio-Franco and Cummings lawsuits allege Class Periods between December 6, 2021 and September 22, 2022. The Carneiro lawsuit alleges a Class Period between July 27, 2020 and September 22, 2022, which overlaps with the Luo action Class Period. On February 15, 2023, the Court consolidated the three New York lawsuits, with Osorio-Franco as the lead case. On March 21, 2023, the Court entered an order designating Steven Christiansen as lead plaintiff. We believe that all of the putative securities class action lawsuit claims are without merit and intend to vigorously defend against these claims.
Csaba v. Turgeon, et. al, (filed December 15, 2021 in the U.S. District Court District of Nevada); Shumacher v. Turgeon, et. al, (filed March 15, 2022 in the U.S. District Court District of Nevada); Johnson v. Turgeon, et. al, (filed March 29, 2022 in the U.S. District Court District of Nevada); Raul v. Turgeon, et. al, (filed April 28, 2022 in the U.S. District Court District of Delaware); and Albayrak v. Turgeon, et. al, (filed June 9, 2022 in the U.S. District Court District of Nevada). These putative stockholder derivative actions were filed against us (as a nominal defendant), certain of our executive officers, and certain of our past and present members of the board of directors. The stockholder derivative complaints allege, inter alia, that certain of our executive officers are liable to Spectrum, pursuant to Section 10(b) and 21(d) of the Exchange Act for contribution and indemnification, if they are deemed (in the Luo class action), to have made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The complaints generally but not uniformly further allege that certain of our executive officers and certain of our past and present directors breached their fiduciary duties, and certain of our present directors negligently violated Section 14(a) of the Exchange Act, by allegedly causing such false or misleading statements to be issued and/or failing to disclose material facts about our business and the prospects of approval for our BLA to the FDA for eflapegrastim. The allegations state that as a result of the violations, certain of our executive officers and past and present board members committed acts of gross mismanagement, abuse of control, or were unjustly enriched. The plaintiffs generally seek corporate reforms, damages, interest, costs, attorneys’ fees, and other unspecified equitable relief.
The parties have agreed to stay all derivative actions until there is an adverse decision on a motion to dismiss in the Luo Nevada securities class action. We believe that the derivative actions are without merit and intend to vigorously defend against these claims.
Note 8. Stockholders’ Equity
Sale of Common Stock Under ATM Agreement
On April 5, 2019, we entered into a collective “at-the-market” (“ATM”) sales agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and B. Riley FBR, Inc. (the “April 2019 ATM Agreement”), pursuant to which we may offer and sell shares of our common stock by any method deemed to be an “at-the-market” offering (the “ATM Offering”). From April 5, 2019 to March 2, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus filed with our automatic shelf registration statement on Form S-3ASR, filed with the SEC on April 5, 2019, which registered an aggregate offering price of $150 million under the April 2019 ATM Agreement. From May 8, 2020 to June 30, 2020, the ATM Offering was conducted pursuant to a sales agreement prospectus (the “Initial Sales Agreement Prospectus”) filed with our shelf registration statement on Form S-3, filed with the SEC on March 20, 2020, as amended by Pre-Effective Amendment No. 1 thereto, and declared effective by the SEC on May 8, 2020 (the “2020 Registration Statement”), which registered an aggregate offering price of up to $75 million under the April 2019 ATM Agreement. On July 29, 2020, we terminated the Initial Sales Agreement Prospectus, but left the April 2019 ATM Agreement in full force and effect. On November 6, 2020, we filed a new sales agreement prospectus to the 2020 Registration Statement, which registered an aggregate offering price of up to $60 million under the April 2019 ATM Agreement.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

On July 13, 2021, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 21, 2021 (the “2021 Registration Statement”). The 2021 Registration Statement registered an aggregate offering price of up to $300 million of securities that may be issued and sold by us from time to time, including up to an aggregate offering price of $150 million of common stock (which amount is included in the $300 million aggregate offering price set forth in the base prospectus) that may be issued and sold pursuant to the April 2019 ATM Agreement. As of March 31, 2023, there was approximately $126.9 million remaining to be sold pursuant to the April 2019 ATM Agreement, subject to the availability of authorized shares.
We sold and issued common shares under the April 2019 ATM Agreement as follows:

Period in Which Issued	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Year ended December 31, 2022	24,513,945	$26,561
Quarter ended March 31, 2023	1,976,579	$1,801
Investment from Hanmi
On January 3, 2022, we entered into a Securities Purchase Agreement with Hanmi, pursuant to which Hanmi purchased 12,500,000 shares of our common shares at a purchase price of $1.60 per share, for an aggregate purchase price equal to $20 million, making them a related party.

Note 9. Subsequent Events
On April 24, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Assertio Holdings, Inc. (“Assertio”) and Spade Merger Sub 1, Inc., a wholly owned subsidiary of Assertio (“Merger Sub”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Assertio (the “Merger”).
Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of Spectrum issued and outstanding immediately prior to the effective time of the Merger will automatically be converted into the right to receive (a)(i) 0.1783 (the “Exchange Ratio”) of a share of the common stock of Assertio and (ii) cash in lieu of fractional shares (the “Upfront Consideration”), and (b) a contingent value right (“CVR”) to receive up to an additional $0.20 per common share (subject to adjustment), payable in cash or common stock of Assertio at the election of Assertio, upon the achievement of certain milestones described herein. In addition, at the effective time and as a result of the Merger, (i) all outstanding options to purchase the Company’s shares (“Stock Options”) and stock appreciation rights (“SARs”) that are unvested shall become fully vested and (a) a Stock Option or SAR with an exercise price less than the Upfront Consideration will be converted into (1) shares of Assertio common stock with a value equal to the quotient of (A) the product of (x) the total number of the Company’s shares underlying the Stock Option or SAR multiplied by (y) the excess, if any, of the value of the Upfront Consideration over the exercise price of such Company Option or SAR, divided by (B) the average of the daily volume-weighted average price per share of Assertio’s common stock calculated based on the ten (10) consecutive trading days ending two trading days prior to the date of the Merger Agreement and (2) a CVR, (b) a Stock Option or SAR with an exercise price equal to or greater than the Upfront Consideration and less than the aggregate merger consideration (treating all CVRs as fully paid) will be entitled to a CVR (reduced by the amount that the exercise price exceeds the Upfront Consideration), and (c) a Stock Option or SAR with an exercise price equal to or greater than the aggregate merger consideration (treating all CVRs as fully paid) will be cancelled for no consideration, and (ii) all vested and unvested Company restricted stock and restricted stock units will be fully accelerated and settled in shares of Assertio common stock at closing for the aggregate merger consideration.
Upon the closing of the Merger, the Company’s stockholders will own approximately 35% and Assertio stockholders will own approximately 65% of the combined company.
The transaction is expected to close in the third quarter of 2023, subject to approval by both companies’ shareholders and customary closing conditions and regulatory approvals.
The respective boards of directors of Assertio (the “Assertio Board”) and the Company (the “Company Board”) have approved the Merger, and the Company Board has agreed to recommend that the Company’s stockholders adopt the Merger Agreement. Assertio and the Company each have agreed not to directly or indirectly solicit alternative proposals and to terminate all existing discussions, negotiations and communications with any persons with respect to any alternative proposal.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

However, the Company Board may, subject to certain conditions, respond to unsolicited proposals from third parties and withdraw its recommendation in favor of adoption of the Merger Agreement or terminate the Merger Agreement, in each case, if, in connection with the receipt of an alternative proposal, the Company Board, as the case may be, determines in good faith, after consultation with its outside counsel and financial advisors, that (A) such alternative proposal constitutes or is reasonably likely to lead to a superior proposal and (B) a failure (1) to furnish information and provide access with respect to such corporation and its subsidiaries and (2) to participate in discussions or negotiations with the person making an alternative proposal would be reasonably be expected to be inconsistent with its fiduciary duties. In addition, the Company Board, as the case may be, may withdraw its recommendation (but not terminate the Merger Agreement) if, in connection with a material event or circumstance occurring after the date of the Merger Agreement that was not known or reasonably foreseeable as of the date of the Merger Agreement, it determines in good faith, after consultation with its outside legal and financial advisor, that a failure to effect such a withdrawal of recommendation would be reasonably be expected to be inconsistent with its fiduciary duties.
The Company and Assertio each made certain representations and warranties and agreed to certain covenants in the Merger Agreement, including, among other things, (i) covenants by Assertio and the Company to use their respective reasonable best efforts to conduct their businesses in all material respects in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger, (ii) the efforts of the parties to cause the Merger to be completed, and (iii) obligations to cooperate with each other to prepare and file a registration statement on Form S-4 and joint proxy statement with the SEC.
The Merger Agreement provides that, prior to the effective time of the Merger, the Company Board will nominate one member of the Company Board to be appointed to the Assertio Board.
Completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (1) adoption of the Merger Agreement by the requisite vote of the Company’s stockholders, (2) approval of the issuance of shares of Assertio’s common stock to be issued in the Merger by the requisite vote of Assertio’s stockholders, (3) approval for listing on the Nasdaq Stock Market LLC of shares of Assertio’s common stock to be issued in the Merger, (4) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (5) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (6) the absence of a material adverse effect with respect to each of Assertio and the Company, (7) the delivery of an officer’s closing certificate by both parties, (8) compliance in all material respects with the other party’s obligations under the Merger Agreement and (9) the Company’s receipt of a tax opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986. The completion of the Merger is not conditioned on receipt of financing by Assertio.
The Merger Agreement provides that the Company may be required to pay Assertio a termination fee equal to $8.3 million if the Merger Agreement is terminated (i) by Assertio following an adverse recommendation change of the Company’s board of directors or any material violation by the Company of the non-solicitation covenant and (ii) by the Company to enter into an agreement in respect of a superior proposal, or (iii) (a) by Assertio due to a breach of a covenant or agreement by the Company that causes the failure of a condition to closing, or (b) by Assertio due to failure to obtain the approval of the Company’s stockholders, in each case of clauses (a) or (b) where within 12 months of such termination an alternative proposal has been recommended or submitted to the Company’s stockholders for adoption, or the Company consummates an alternative proposal.
The Merger Agreement provides that Assertio may be required to pay the Company a termination fee equal to $8.3 million if the Merger Agreement is terminated (i) by the Company following an adverse recommendation change of Assertio’s board of directors or any material violation by Assertio of the non-solicitation covenant, (ii) by Assertio to enter into an agreement in respect of a superior proposal, or (iii) (a) by the Company due to a breach of a covenant or agreement by Assertio that causes the failure of a condition to closing, or (b) by the Company due to failure to obtain the approval of Assertio’s stockholders, in each case of clauses (a) or (b) where within 12 months of such termination an alternative proposal has been recommended or submitted to Assertio’s stockholders for adoption, or Assertio consummates an alternative proposal.
If the Merger Agreement is terminated by either Assertio or the Company due to the other party’s failure to receive the requisite approval of its stockholders, as applicable, then the party that failed to obtain such approval will be required to reimburse the other party for up to $1.0 million of expenses incurred in connection with the transaction.
The foregoing description of the Merger and the Merger Agreement is not complete and is qualified in its entirety by the full text of the Merger Agreement, a copy of which is attached hereto as Exhibit 2.1.
Contingent Value Rights Agreement

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, interest rate, and number of years)
(Unaudited)

The Merger Agreement contemplates that at the effective time of the Merger, Assertio and the Rights Agent (as defined therein) will execute and deliver a CVR agreement (the “CVR Agreement”), pursuant to which each holder of (i) Company Shares (other than holders of Company stock (x) that are to be cancelled in accordance with the terms of the Merger Agreement or (y) who properly exercise appraisal rights under Delaware law) and (ii) Company restricted stock units, stock appreciation rights, stock options and warrants, shall be entitled to one CVR. Each CVR shall entitle the holder thereof to receive contingent cash payments upon the achievement of certain milestones.
The first milestone is achieved upon the first time that net sales (subject to certain customary deductions and less any amounts expended by Assertio in calendar year 2024 to pursue a technology transfer of Rolvedon drug substance manufacturing to a second supplier) of Rolvedon exceed $175 million during the 2024 calendar year, upon which each CVR holder is entitled to $0.10 per CVR, subject to adjustment. The second milestone is achieved upon the first time that net sales (subject to certain customary deductions and less any amounts expended by Assertio in calendar year 2025 to pursue a technology transfer of Rolvedon drug substance manufacturing to a second supplier) of Rolvedon exceed $225 million during the 2025 calendar year, upon which each CVR holder is entitled to $0.10 per CVR, subject to adjustment. Following the Closing, Assertio is obligated to use its commercially reasonable efforts to meet the milestones in a manner that is consistent with the efforts commensurate with a pharmaceutical company of comparable size and resources as those of Assertio would devote to a product of similar potential at a similar stage in development or product life as Rolvedon, taking into account various factors such as Rolvedon’s safety, tolerability, and efficacy; its proprietary position and profitability; the competitiveness of alternative third-party products; and the regulatory environment.
The CVRs are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument and will not be registered with the SEC or listed for trading on any exchange.
The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the form of the CVR Agreement, which is provided as Exhibit B to the Merger Agreement.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” "contemplate," "predict," “forecast,” “likely,” “believe,” “target,” “will,” “could,” “would,” “should,” "potential," "may" and similar expressions or their negative, may, but are not necessary to, identify forward-looking statements. Such forward-looking statements, including those regarding the timing, and consummation and anticipated benefits of the transaction described herein, involve risks and uncertainties. The Company’s experience and results may differ materially from the experience and results anticipated in such statements. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but are not limited to, the following factors: the risk that the conditions to the closing of the Merger are not satisfied, including the risk that required approvals of the transaction from the stockholders of Assertio or stockholders of the Company or from regulators are not obtained; litigation relating to the transaction; uncertainties as to the timing of the consummation of the Merger and the ability of each party to consummate the Merger; risks that the proposed transaction with Assertio disrupts the current plans or operations of the Company; the ability of the Company to retain and hire key personnel; competitive responses to the proposed transaction with Assertio; unexpected costs, charges or expenses resulting from the transaction; potential adverse reactions or changes to relationships with customers, suppliers, distributors and other business partners resulting from the announcement or completion of the transaction; the combined company’s ability to achieve the synergies expected from the transaction, as well as delays, challenges and expenses associated with integrating the combined company’s existing businesses; the impact of overall industry and general economic conditions, including inflation, interest rates and related monetary policy by governments in response to inflation; geopolitical events, including the war between Russia and Ukraine, and regulatory, economic and other risks associated therewith; and continued uncertainty around the ongoing impacts of COVID-19, as well as broader macroeconomic conditions. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report and readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as those discussed elsewhere in this Quarterly Report, and the following factors, among others:
•the proposed merger with Assertio, including whether the required regulatory and stockholder approvals will be obtained and the other conditions to closing will be satisfied, potential challenges to the proposed merger, the contractual restrictions on the operation of our business during the pendency of the merger, business operational uncertainties and potential loss of key employees;
•the occurrence of any change, event, series of events or circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee to Assertio;
•the risk of legal proceedings that may be instituted against us, our directors and/or others relating to the merger;
•if the proposed merger with Assertio is not consummated, we may need to raise additional capital to continue our operations, execute our business strategy and remain a going concern;
•our ability to successfully develop, obtain regulatory approval, and market our product and product candidates;
•the commercial success and the degree of market acceptance of our product;
•the approval, or timing of approval, of our products or new indications for our products by the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies;
•the overall impact of COVID-19, or other pandemics, epidemics or outbreaks of a contagious illness, on our business, including, without limitation, delays caused by related travel restrictions and potential disruptions to manufacturing, supply chain integrity, and clinical development activities;

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
•our dependence on the production capabilities of contract manufacturing organizations and other third-parties for active pharmaceutical ingredients, drug products, related supplies and logistical services;
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
•the volatility of capital markets and other adverse macroeconomic factors, including due to inflationary pressures, interest rate fluctuations, recession or further economic slowdown, banking instability, geopolitical tensions or the outbreak of hostilities or war;
•our ability to regain compliance with the requirements of the Nasdaq Capital Market for continued listing;
•our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;
•our ability to retain the services of our key executives and other personnel; and
•other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the other documents we file with the Securities and Exchange Commission.
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
The extent to which the COVID-19 pandemic may continue to impact our results of operations depends on numerous evolving factors, which are highly uncertain and difficult to predict, including new information that may emerge concerning the continued severity of COVID-19 and variants thereof and the actions to contain COVID-19 or treat its impact, among others.

For more information related to the impact of COVID-19 on our business, refer to the risk factors within our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.
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
Poziotinib, a Pan ErbB inhibitor targeting HER2 exon20 mutations:
Poziotinib is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (“EGFR”) family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations of over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including NSCLC, breast cancer, and gastric cancer. In February 2015, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Co., Ltd (“Hanmi”) for poziotinib worldwide rights, except in Korea and China.
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
On July 27, 2020, we announced that we met the pre-specified primary endpoint for Cohort 2 in the ZENITH20 trial evaluating previously treated NSCLC patients with HER2 exon 20 insertion mutations. Cohort 2 enrolled a total of 90 patients who received an oral, once daily dose of 16 mg of poziotinib. All the patients had failed at least one line of prior systemic therapy with 60 patients (67%) having failed two or more prior therapies, including chemotherapy and immunotherapy. All responses were read independently and confirmed by a central imaging laboratory using RECIST criteria. The intent-to-treat analysis demonstrated a confirmed ORR of 27.8% (95% CI of 18.9%-38.2%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 18.9% exceeded the pre-specified lower bound of 17% in this heavily pre-treated population. The safety profile was in-line with the type of adverse events seen with other second-generation EGFR TKIs. These results were presented at the European Society for Medical Oncology Virtual Congress 2020 Science Weekend held in September 2020.
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
In March 2022, the Company presented the results of Cohort 4 at the European Society for Medical Oncology Targeted Anticancer Therapies meeting. Cohort 4 of the ZENITH20 clinical trial enrolled a total of 70 patients, 48 of whom received an oral once daily dose of 16 mg of poziotinib and 22 of who received an oral twice daily dose of 8 mg of poziotinib. The intent-to-treat analysis demonstrated a confirmed ORR of 41% (95% CI of 30%-54%). Based on the pre-specified statistical hypothesis for the primary endpoint, the observed lower bound of 30% exceeded the pre-specified lower bound of 20%. The median duration of response was 5.7 months and median progression free survival was 5.6 months. The most common treatment related Grade ≥ 3 adverse events were rash (30%), stomatitis (19%), diarrhea (14%), and paronychia (7%). In addition, the incidence of Grade ≥ 3 pneumonitis was low at 3%. The safety profile was consistent with the TKI class.
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
Components of Operating Results
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Operating Results of our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
Critical Accounting Policies and Estimates
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of significant estimates and assumptions made by our management as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts in the preparation of this Quarterly Report:
•Revenue recognition;
•Stock-based compensation; and
•Research and development costs.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)		(in thousands)
Net sales	$15,615	$—	$15,615	—%
Expenses:
Cost of sales	1,063	—	1,063	—%
Selling, general and administrative	13,998	9,870	4,128	41.8%
Research and development	5,424	4,193	1,231	29.4%
Total expenses	20,485	14,063	6,422	45.7%
Loss from continuing operations before other income (expense) and income taxes	(4,870)	(14,063)	9,193	(65.4)%
Interest income	559	13	546	4,200.0%
Interest expense	(943)	(2)	(941)	47,050.0%
Other income (expense), net	248	(1,334)	1,582	(118.6)%
Total other expense	(136)	(1,323)	1,187	(89.7)%
Loss from continuing operations before income taxes	(5,006)	(15,386)	10,380	(67.5)%
Provision for income taxes from continuing operations	—	(16)	16	(100.0)%
Loss from continuing operations	(5,006)	(15,402)	10,396	(67.5)%
Loss from discontinued operations, net of income taxes	(1)	(40)	39	(97.5)%
Net loss	$(5,007)	$(15,442)	$10,435	(67.6)%
Net Sales. During the three months ended March 31, 2023, net sales were $15.6 million. In the fourth quarter of 2022, we began to sell our sole commercial product, ROLVEDON, which was approved by the FDA on September 9, 2022. We had no sales during the three months ended March 31, 2022.
Cost of Sales. During the three months ended March 31, 2023, the cost of sales was $1.1 million, which consisted primarily of royalties associated with the net sales of ROLVEDON owed to our licensing partner, stability testing and packaging costs. The amount did not include any direct costs associated with the manufacture of ROLVEDON. Prior to FDA approval in September 2022, we expensed approximately $5.7 million in costs associated with the manufacturing of ROLVEDON as a component of research and development expense. If we were to have included those costs previously expensed as a component of cost of sales, our cost of sales for the three months ended March 31, 2023 would have been $2.9 million. We expect to sell the remaining $2.6 million of previously expensed inventory by the end of the third quarter of 2023. We expect the cost of sales to remain low through the first nine months of 2023 as we sell through certain inventory that was expensed prior to FDA approval of ROLVEDON in September 2022, and we expect our cost of sales to increase thereafter.
Selling, General and Administrative. Selling, general and administrative expenses increased for the three months ended March 31, 2023 by $4.1 million to $14.0 million as compared to the comparable period ended March 31, 2022. This increase is primarily related to (i) increased employee expenses of $2.1 million due to increased sales force headcount supporting the launch of ROLVEDON, (ii) an increase in marketing expenses of $1.5 million related to the launch of ROLVEDON and (iii) an increase of $0.5 million primarily related to legal and other fees incurred in connection with the pending acquisition by Assertio Holdings, Inc.
Research and Development. Research and development expenses increased for the three months ended March 31, 2023 by $1.2 million to $5.4 million as compared to the comparable period ended March 31, 2022. The current period had decreased personnel expenses of $5.7 million related to the reduction in workforce during the strategic restructuring that began in January 2022 and decreased program activities of $5.0 million for poziotinib. These period over period decreases were offset by the reversal of an $11.2 million ROLVEDON drug substance accrual during the quarter ended March 31, 2022, which was a concession provided by Hanmi for drug substance which had been accrued during 2021 and is no longer payable.
Total Other Expense. Total other expense was $0.1 million for the three months ended March 31, 2023 as compared to $1.3 million for the three months ended March 31, 2022. The decrease for the three month period ended March 31, 2023 by $1.2 million was primarily due to a decrease in unrealized losses of $1.6 million in the market value of our equity holdings compared to the prior year period, which was partially offset by an increase in net interest expense of $0.4 million due to higher interest expense related to our Term Loan.
Liquidity and Capital Resources

The Company expects to incur future net losses as it continues to fund the advancement and commercialization of its product candidates. Based upon our current projections, including our intention to continue to place a disciplined focus on streamlining our business operations, we believe that our $56.1 million in aggregate cash, cash equivalents and marketable securities as of March 31, 2023, will be sufficient to fund our current and planned operations for at least the next twelve months. However, should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that increases or accelerates our anticipated costs and expenses, we may require additional liquidity earlier than expected. To the extent it becomes necessary to raise additional cash in the future, we will seek to raise it through the public or private sale of debt or equity securities, out-licensing arrangements, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. However, we do not currently have any binding commitments for additional financing. Accordingly, we cannot provide any assurance that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders, or at all. Our liquidity and our ability to fund our capital requirements going forward are dependent, in part, on market and economic factors, including volatility of capital markets and banking instability, that are beyond our control. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. As of March 31, 2023, we have approximately $126.9 million of shares of our common stock remaining to be sold pursuant to the April 2019 ATM Agreement, subject to the availability of authorized shares.
We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(21,440)	$(30,296)
Net cash provided by investing activities	31,330	428
Net cash provided by financing activities	2,113	20,000
Effect of exchange rate on cash	2	8
Net increase (decrease) in cash and cash equivalents	$12,005	$(9,860)
Operating Activities
Cash flow from operating activities is derived by adjusting net earnings for interest and amortization, non-cash operating items, gains and losses attributed to investing and working capital in the ordinary course of business.
Net cash used in operating activities was $21.4 million for the three months ended March 31, 2023, as compared to $30.3 million in the prior year period. The decrease in net cash used in operating activities of $8.8 million was primarily due to decreases in our net loss of $10.4 million and operating assets and liabilities of $1.5 million, offset by $3.1 million of non-cash charges.
Investing Activities
Cash flow from investing activities includes cash provided by the maturities of investments, the sale of equity holdings and cash used in purchases of investments and property and equipment.
Net cash provided by investing activities was $31.3 million for the three months ended March 31, 2023, as compared to $0.4 million during the prior year period. The increase of $30.9 million is primarily attributed to an increase in the proceeds from maturities of investments and sales of equity holdings of $30.5 million plus decreases in the purchase of investments and property and equipment amounting to $0.4 million.
Financing Activities
Cash flow from financing activities includes proceeds from the sale of common stock under the April 2019 ATM Agreement and from the proceeds from the exercises of stock options.

Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2023, as compared to $20.0 million during the prior year period. The $2.1 million of cash provided by financing activities for the three months ended March 31, 2023 related to proceeds from the sale of common stock under the April 2019 ATM Agreement of $1.8 million and proceeds from the exercise of stock options of $0.3 million, while cash provided by financing activities for the three months ended March 31, 2022 related entirely to proceeds from shares of common stock sold to Hanmi.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, nor do we currently have any, as defined under SEC rules.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Certain of the legal proceedings in which we are involved are discussed in Note 7(g), “Financial Commitments and Contingencies and Key License Agreements,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.
Item 1A. Risk Factors
The following risk factors supplement and should be read in conjunction with those contained in the risk factors disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Risks Related to the Ownership of our Common Stock
If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would have an adverse effect on the trading volume, liquidity and market price of our common stock.
Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including requirements with respect to minimum bid price, market value of publicly held shares and minimum stockholders’ equity, among others.
On November 2, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (the “Staff") notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Staff granted us an initial compliance period of 180 calendar days, or until May 2, 2023, to regain compliance with the Bid Price Rule.
On May 2, 2023, the Staff approved our application to transfer to the Nasdaq Capital Market, effective at the opening of business on May 4, 2023, and notified us that we have been granted an additional 180-calendar day compliance period, or until October 30, 2023 (the “Second Compliance Period”), to regain compliance with the Bid Price Rule. If, at any time before the expiration of the Second Compliance Period, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we do not regain compliance with the Bid Price Rule by the expiration of the Second Compliance Period, our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, we may appeal the Staff’s delisting determination to a Hearings Panel. There can be no assurance that, if we appeal a delisting determination to a Hearings Panel, that such appeal would be successful.
There can be no assurance, however, that we will be able to regain compliance with the Bid Price Rule, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted in the future.
Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.
If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:
•a limited availability of market quotations for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and little or no analyst coverage for us;
•an inability to qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and
•a decreased ability to issue additional securities (including pursuant to registration statements on Form S-3) or obtain additional financing in the future.

Risks Related to the Merger

The completion of the Merger is subject to certain closing conditions, including regulatory and stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when they may be completed.
The respective obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of a number of customary conditions, including: (i) the approval by Assertio stockholders of the issuance of shares of Assertio common stock in connection with the Merger and such shares shall have been approved and authorized for listing on NASDAQ; (ii) the adoption of the Merger Agreement by our stockholders holding a majority of the outstanding shares of our common stock; (iii) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) having expired or been terminated and all mandatory waiting periods or required consents under any other applicable antitrust or competition laws having expired or been obtained; (iv) no law having been enacted or order issued that remains in effect and has the effect of enjoining or otherwise prohibiting the consummation of the Merger; (v) the truth and accuracy of the other party’s representations and warranties in the Merger Agreement, generally subject to a Material Adverse Effect (as defined in the Merger Agreement) standard; (vi) no Material Adverse Effect of the other party having occurred since the date of the Merger Agreement; and (vii) the performance in all material respects by the other party of all of its covenants and agreements under the Merger Agreement. If these conditions are not satisfied (or waived, if applicable) by certain dates specified in the Merger Agreement, either company will have a right to terminate the Merger Agreement in certain circumstances.
The governmental authorities from which authorizations under the HSR Act are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger, including other potential transactions in our industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger. As a condition to authorization of the Merger or related transactions, these governmental authorities also may seek to impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after completion of the Merger.
We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable) in a timely manner or at all, and, if all required consents and approvals are obtained and all closing conditions are timely satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Assertio’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
Failure to complete the Merger could negatively impact our stock price and future business and financial results.
If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement or Assertio shareholders failing to approve the issuance of its shares contemplated by the Merger Agreement, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock, and from our customers, suppliers, regulators and employees;
•we may be required to pay Assertio a termination fee of $8.3 million plus expenses not to exceed $1.0 million if the Merger Agreement is terminated under specified circumstances, including because (1) Assertio terminated the Merger Agreement because our board of directors changed its recommendation to our stockholders in favor of the Merger, or (2) we have terminated the Merger Agreement to enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement); and
•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.
Combining Assertio and Spectrum may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated synergies, operating efficiencies, and cost savings from combining the businesses of Assertio and Spectrum. To realize the anticipated benefits and cost savings from the Merger, Assertio and Spectrum must integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Assertio and Spectrum are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, the costs associated with effecting the Merger may be more than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results and financial condition of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the Merger.
Assertio and Spectrum have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with suppliers, customers and other third parties with whom a company does business or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the businesses of Assertio and/or Spectrum during this transition period and for an undetermined period after completion of the Merger on the combined company.
Because the consideration to be received by our stockholders in connection with the Merger will include a fixed number of shares of common stock of Assertio, and the market price of such shares has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the consideration they will receive in the Merger.
The market value of the consideration our stockholders will receive in the Merger will fluctuate with the market price of Assertio’s common stock. The implied value of the merger consideration to our stockholders has fluctuated since the date of the announcement of the Merger and will continue to fluctuate until the date the Merger is completed, which could occur a considerable amount of time after the date hereof. Assertio’s share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Assertio’s and our respective businesses, operations and prospects, risks inherent in the respective businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger, and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond both our and Assertio’s control.
In addition, upon completion of the Merger, our stockholders will become stockholders of the combined company. The businesses of Assertio differ from those of Spectrum in important respects, and, accordingly, the results of operations of the combined company after the Merger, as well as the market price of the Assertio shares, may be affected by factors different from those currently affecting the results of operations of Spectrum.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, customers, or suppliers.
The Merger Agreement includes restrictions on the conduct of our business until the earlier of the completion of the Merger or termination of the Merger Agreement. For example, unless we obtain Assertio’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), we may not, subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations.
Our employees, customers, and suppliers may experience uncertainties about the effects of the Merger. It is possible that some customers, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the pending Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position and/or cash flows and/or our stock price.
Lawsuits may be filed against us and/or Assertio challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed.
Lawsuits arising out of or relating to the Merger Agreement, Assertio’s registration statement on Form S-4 (which will include a document that serves as a prospectus of Assertio and a joint proxy statement of Assertio and Spectrum) and/or the proposed Merger may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed Merger from being completed, or from being completed within the expected timeframe. In addition, if the Merger is not consummated for any reason, litigation could be filed related to the failure to consummate the Merger.

Regardless of the outcome of any litigation related to the Merger (or the failure of its consummation), such litigation may be time-consuming and expensive, may distract our management from running the day-to-day operations of our business, and may result in negative publicity or an unfavorable impression of us, any of which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.
We may have difficulty attracting, motivating and retaining executives and other key employees in light of the potential Merger.
Uncertainty about the effect of the Merger on our employees may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key employees. Employee retention may be particularly challenging during the pendency of the Merger, as our employees may experience uncertainty about their future roles in the combined business. No assurance can be given that we will be able to attract or retain key employees to the same extent that we have been able to attract or retain teammates in the past.
If the Merger is not consummated, we may need to raise additional capital to continue our operations and execute our operating plans.
As of March 31, 2023, we had cash, cash equivalents and marketable securities totaling approximately $56.1 million and we may borrow up to an additional $25.0 million in term loans subject to us achieving the following milestones and subject to certain borrowing limitations under the Merger Agreement. As of March 31, 2023, we had an accumulated deficit of $1.1 billion. The accompanying consolidated financial statements were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. If the Merger is not consummated, we may need to raise additional capital or we may need to delay, scale back or eliminate some planned operations or reduce expenses to remain a going concern, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock. There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders. The COVID-19 pandemic, macroeconomic conditions, and heightened global uncertainties may adversely affect general commercial activity and the U.S. and global economies and financial markets, which increases uncertainty around our ability to access the capital markets when needed and on acceptable terms. Moreover, if we are unable to obtain additional funds on a timely basis, there will be an increased risk of insolvency and up to a total loss of investment by our stockholders.
After the transactions contemplated by the Merger Agreement, our stockholders will have a significantly lower ownership and voting interest in Assertio than they currently have in us and will exercise less influence over management.
Based on the number of shares of our common stock outstanding as of April 24, 2023, our former stockholders are expected to own Assertio shares representing approximately 35% of the combined company and Assertio stockholders are expected to own Assertio shares representing approximately 65% of the combined company. Our stockholders currently have the right to vote for their directors and on other matters affecting us. Following the completion of the proposed transaction, the Assertio shares that each of our former stockholders will receive as merger consideration will represent a percentage ownership of Assertio that is smaller than our stockholders’ percentage ownership of us before the completion of the proposed transaction. As a result of this reduced ownership percentage, our former stockholders will have less influence over the management and policies of Assertio than they currently have over our current management and policies.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the proposed transaction, may discourage certain other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay the other party a termination fee.
Under the Merger Agreement, we are subject to certain restrictions on our ability to solicit alternative business combination proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. We may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in us being required to pay Assertio a termination fee equal to $8.3 million. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed transaction. While we believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the merger consideration. These provisions might also result in a potential third party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
In specified circumstances, Assertio could terminate the Merger Agreement to accept an alternative proposal.
Assertio may in certain circumstances terminate the Merger Agreement to enter into an agreement providing for a superior proposal prior to obtaining approval of the proposed transaction from its shareholders. In such event, Assertio would be obligated to pay us a termination fee equal to $8.3 million, but would have no further material obligation or liabilities to us relating to or arising out of the Merger Agreement or the proposed transaction. Such termination would deny us and our stockholders any benefits from the proposed transaction and could materially and negatively impact our share price.
The shares of Assertio common stock to be received by our stockholders upon the completion of the proposed transaction will have different rights from shares of our common stock.
Upon the completion of the proposed transaction, our stockholders will no longer be stockholders of Spectrum. Instead, our former stockholders will become Assertio stockholders and while their rights as Assertio stockholders will continue to be governed by the laws of the state of Delaware, their rights will be subject to and governed by the terms of the Assertio amended and restated certificate of incorporation and the Assertio amended and restated bylaws. The terms of the Assertio restated certificate of incorporation and the Assertio amended and restated bylaws are in some respects different than the terms of our amended and restated certificate of incorporation and our amended and restated bylaws, which currently govern the rights of our stockholders.
We and Assertio will incur substantial transaction fees and costs in connection with the proposed transaction.
We and Assertio expect to incur several non-recurring transaction-related costs associated with completing the proposed transaction, combining the operations of the two organizations and achieving desired benefits of the proposed transaction. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our business and Assertio’s business. There can be no assurance that the integration process will deliver all or substantially all of the benefits of the proposed transaction in the near term, the long term or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Assertio or us even if the proposed transaction is not completed, could have an adverse effect on Assertio’s or our financial condition and operating results.
The market price of the Assertio common stock after the proposed transaction may be affected by factors different from those currently affecting the market price of our common stock.
Upon completion of the proposed transaction, our stockholders will no longer be stockholders of Spectrum but will instead become holders of Assertio common stock. The businesses of Assertio differ from our businesses in important respects, and, accordingly, the results of operations of Assertio after the proposed transaction, as well as the market price of the Assertio common stock, may be affected by factors different from those currently affecting our results of operations. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Assertio common stock, regardless of Assertio’s actual operating performance.
Our directors and executive officers have interests in the proposed transaction that may be different from, or in addition to, the interests of our stockholders generally.
Our directors and executive officers have interests in the proposed transaction that may be different from, or in addition to, the interests of our stockholders generally. The interests of our directors and executive officers include, among others, severance rights, vesting protections for equity awards in the event of termination of employment in connection with a change in control, rights to continuing indemnification and directors’ and officers’ liability insurance. Our board of directors was aware of and carefully considered the interests of our respective directors and officers, among other matters, in evaluating the terms and structure, and overseeing the negotiation of the proposed transaction, in approving the Merger Agreement, the Merger and the other transactions contemplated thereby, and the recommendation of our board of directors that our stockholders adopt the Merger Agreement.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.
Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either our business or Assertio’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the management of the combined company, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits currently anticipated from the Merger. Furthermore, we have incurred and expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. In addition, the Merger could result in additional costs and expenses that were not expected or anticipated, and such costs and expenses could have a material adverse effect on our financial condition and results of operation prior to the Merger and of the combined company thereafter.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosure
Not applicable.

Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Form No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of April 24, 2023, by and among Spectrum Pharmaceuticals, Inc., Assertio Holdings Inc. and Spade Merger Sub 1, Inc. (Form of CVR Agreement included as Exhibit B thereto) (The disclosure letters and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such disclosure letters and exhibits to the U.S. Securities and Exchange Commission upon request by the Commission)	8-K	001-35006	2.1	4/25/2023
3.1	Fourth Amended and Restated Bylaws	8-K	001-35006	3.1	4/4/2023
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 11, 2023	By:	/s/ Nora E. Brennan
Nora E. Brennan
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)